Form 10-Q
period 1995-06-30
ELXSI CORP /DE//
filed 1995-08-14
CIK 712843

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ---------------------

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               ---------------------------------

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                 Commission file number 0-11877
                                        -------

                        ELXSI CORPORATION
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

Delaware                                   77-0151523
-----------------------------------     -------------------------
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization) no.)      identification

4209 Vineland Road, Suite J-1, Orlando, Florida        32811
-----------------------------------------------        ------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including
  area code:                                 (407) 849-1090
            -----------------------------------------------------

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No


On August 4, 1995, the registrant had outstanding 4,792,340 shares of Common Stock, par value $0.001 per share.

PAGE

                  Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        ELXSI CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                           A S S E T S

                                   June 30,          December 31,
                                     1995                1994
                                   -------           ------------

Current assets:

     Accounts receivable, net      $    3,226         $     2,278

     Inventory, net                     6,707               6,208

     Prepaid expenses and other
       current assets                     523                 205
                                   ----------          ----------

        Total current assets           10,456               8,691

Property, buildings and
  equipment, net                       24,334              24,275

Intangible assets, net                  5,796               5,891

Deferred debt costs, net                  256                 322

Note receivable - related party         1,156               1,156

Other                                     340                 181
                                   ----------          ----------

     Total assets                  $   42,338          $   40,516
                                   ==========          ==========






The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
             CONSOLIDATED BALANCE SHEETS (Continued)
                     (Dollars in Thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                     June 30,        December 31,
                                       1995              1994
                                   -----------       ------------
Current liabilities:
  Accounts payable and
   drafts payable                  $    4,397         $     4,016
  Accrued expenses                      3,469               4,002
  Capital lease obligations                36                  33
  Current portion of long-term
   debt                                 1,565               1,063
                                   ----------          ----------
     Total current liabilities          9,467               9,114

Capital lease obligations -
  non current                           1,549               1,569
Long-term debt, net of discount        10,361               9,639
Other liabilities                         971                 796
                                    ----------           --------

     Total liabilities                  22,348             21,118

Commitments and contingencies:

Stockholders' equity:
  Preferred stock Series A
  Non-voting Convertible, par
  value $0.002 per share
     Authorized -- 5,000,000 shares
     Issued and outstanding -- none        ---                ---
  Common stock, par value $0.001
     per share
    Authorized -- 160,000,000 shares,
    Issued and outstanding --
     4,792,338 shares at June 30,
     1995 and 5,032,333 shares
    at December 31, 1994                     5                 5
  Additional paid-in capital           229,666           230,890
  Accumulated deficit                 (209,612)         (211,441)
  Cumulative foreign currency
    translation adjustment                 (69)              (56)
                                    ----------           --------

     Total stockholders' equity         19,990            19,398
                                    ----------           --------

                                    $   42,338          $ 40,516
                                    ==========          =========

The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Per Share Data)
                           (Unaudited)

                                             Three Months Ended
                                             ------------------
                                                  June 30,
                                             ------------------
                                               1995       1994
                                               ----       ----


Net sales                                    $ 16,914  $ 15,631

Costs and expenses:
   Cost of sales                               13,011    11,767
   Selling, general and administrative          1,744     1,698
   Depreciation and amortization                  515       461
                                             --------- ---------

Operating income                                1,644     1,705

Other income (expense):
   Interest expense                              (422)     (351)
   Interest income                                 33        --
   Other expense                                  (33)       (9)
                                             --------- ---------

Income before income taxes                      1,222     1,345

Provision for income taxes                        138       106
                                             --------- ---------

Net income                                   $  1,084  $  1,239
                                             ========= =========

Net income per common share                  $   0.21  $   0.20
                                             ========= =========


Weighted average number of common
  and common equivalent shares                  5,059     6,034
                                            =========  =========



The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Per Share Data)
                           (Unaudited)

                                              Six Months Ended
                                             ------------------
                                                  June 30,
                                             ------------------
                                               1995       1994
                                               ----       ----


Net sales                                    $ 32,528  $ 29,859

Costs and expenses:
   Cost of sales                               25,215    22,995
   Selling, general and administrative          3,421     3,320
   Depreciation and amortization                1,029       909
                                             --------- --------

Operating income                                2,863     2,635

Other income (expense):
   Interest expense                              (848)     (739)
   Interest income                                 64        --
   Other expense                                  (24)      (16)
                                             --------- ---------

Income before income taxes                      2,055     1,880

Provision for income taxes                        226       152
                                             --------- ---------

Net income                                   $  1,829  $  1,728
                                             ========= =========

Net income per common share                  $   0.36  $   0.28
                                             ========= =========


Weighted average number of common
  and common equivalent shares                   5,095     6,128
                                             =========  =========



The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (Amounts in Thousands)
                           (Unaudited)



                                                      Additional
                              Common Stock             Paid-in
                         ----------------------        Capital
                            Shares       Dollars     ----------
                            ------       -------

Balance at
  December 31, 1994          5,032      $      5     $  230,890

Net income                      --            --             --

Foreign currency
  translation adjustment        --            --             --

Purchase of 240,000
  shares of Common
  Stock                       (240)           --        (1,224)
                         ---------      --------     ----------

Balance at
  June 30, 1995          $   4,792      $      5     $  229,666
                         =========      ========     ==========



















The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                     (Dollars in Thousands)
                           (Unaudited)


                                                Cumulative
                          Accum-                 Foreign
                          ulated               Translation
                          Deficit               Adjustment
                         --------                 ------

Balance at
  December 31, 1994      $(211,441)               $   (56)

Net income                   1,829                     --

Foreign currency
  translation
  adjustment                   --                     (13)

Purchase of 240,000
  shares of Common
  Stock                        --                      --
                         ---------                --------

Balance at
  June 30, 1995         $(209,612)               $    (69)
                         =========                ========

















The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)

                           (Unaudited)

                                     Six Months Ended June 30,
                                   -----------------------------
                                     1995                 1994
                                   --------            ---------

Cash flows from
  operating activities:

Net income                         $  1,829             $  1,728

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation and amortization      1,029                  909
   Amortization of deferred
     debt costs                         116                   45
   Amortization of debt discount          8                   22
   (Gain) loss on disposal of
     equipment                           (9)                   9
   Change in cumulative foreign
     currency translation
     adjustment                         (13)                 (22)

(Increase) decrease in assets:
   Accounts receivable                 (948)                 107
   Inventories                         (499)                 414
   Prepaid expenses and other
     current assets                    (318)                 136
   Other                               (159)                   8
Increase (decrease) in liabilities:
   Accounts payable and
     drafts payable                     381                 (850)
   Accrued expenses                    (533)                  56
   Other liabilities                    175                  150
                                      -------             -------
   Net cash provided by operating
     activities                        1,059                2,712
                                      -------             -------


Cash flows from investing activities:

   Purchase of property,
     buildings and equipment           (984)                (876)
                                      -------             -------
   Net cash used in
     investing activities              (984)                (876)
                                      -------             -------

Cash flows from financing activities:

   Net borrowing (payment) of
     long-term debt                   1,216               (1,828)
   Principal payments
     on capital leases                  (17)                 (14)
   Purchase of Common Stock          (1,224)                  --
   Payment of deferred bank fees        (50)                  --
   Issuance of Common Stock              --                    6
                                    ---------           ---------
   Net cash used in financing
     activities                     $    (75)           $ (1,836)
                                    ---------           ---------



The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     (Dollars in thousands)

                           (Unaudited)



                                        Six Months Ended June 30,
                                        -------------------------
                                        1995                1994
                                        ----                ----

Increase (decrease) in cash
  and cash equivalents                  $    --          $    --

Cash and cash equivalents,
  beginning of period                        --               --
                                        -------           ------
Cash and cash equivalents
  end of period                         $    --           $   --
                                        =======           ======



Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
   Income taxes                         $      395         $  286
   Interest                             $      718         $  676



















The accompanying notes are an integral part of these consolidated financial statements.
                        ELXSI CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995
                           (Unaudited)



Note 1.  The Company

General   The information contained in this report is unaudited
but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Prior to 1990, ELXSI Corporation (together with its subsidiaries, the "Company") operated principally through its wholly-owned California subsidiary, ELXSI. During that period, the principal business of ELXSI was the design, manufacture, sale and support of minisupercomputers. In September 1989, the Company discontinued all computer operations.

On July 1, 1991, ELXSI acquired thirty Bickford's and twelve
Howard Johnson's Restaurants (the "Restaurants"), which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc.

Since July 1991, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants and opened seven new Bickford's Restaurants. On July 3, 1995, ELXSI acquired sixteen Abdow's Family Restaurants from the Abdow Corporation of Springfield, Massachusetts with the intention of converting most into Bickford's Restaurants over a twelve to eighteen month period. Currently, ELXSI operates forty two Bickford's, sixteen Abdow's and one Howard Johnson's Restaurants.

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando,
Florida and its two wholly owned subsidiaries Knopafex, Ltd., a Canadian company and Cues B.V., a Dutch company, together referred to as ("Cues").

Cues is principally engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems, primarily for governmental municipalities, service contractors and industrial users.

Note 2.   Subsequent Event

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation of Springfield, MA for a price of approximately $3,800,000 including estimated expenses of $300,000. The transaction, which includes the leasing of 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut, brings the total number of restaurants operated by ELXSI to 59.

The transaction was financed by an increase in ELXSI's existing line of credit with Bank of America Illinois, which recently was extended to June 30, 1997. The total available credit on July 3, 1995 was increased to $15,840,000. The minimum monthly reductions in available credit were increased from $220,000 per month to $280,000 per month from July to December 1995 and $3,330,000 annually thereafter, in equal monthly installments from April through December.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

The Company's 1995 and 1994 six-month and second quarter revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

Six Months Ended June 30, 1995

During the first half of 1995, the Company had net sales of $32,528,000, cost of sales of $25,215,000, selling, general and administrative expenses of $3,421,000 and depreciation and amortization expense of $1,029,000, resulting in operating income of $2,863,000. The operating income of $2,863,000 was reduced by interest expense of $848,000, other expense of $24,000 and income taxes of $226,000 and increased by interest income of $64,000, resulting in net income of $1,829,000.

Earnings per share and the weighted average number of shares outstanding for the six months ended June 30, 1995 were $0.36 per share and 5,095,000 shares, respectively. This compares to $0.28 per share for the corresponding period in 1994, when there were 6,128,000 weighted average shares outstanding. The decrease in the weighted average shares outstanding in the first half of 1995 resulted from the repurchase of Common Stock and Warrants to purchase Common Stock during the fourth quarter of 1994 and the first quarter of 1995 and, to a lesser extent, a decrease in the average stock market price during the first quarter of 1995 as compared to the same period in 1994. The average stock market price for the first half of 1995 was $6.01 compared to an average of $6.87 in the corresponding period of 1994. A decrease in stock price results in a lesser number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

During the second quarter ended June 30, 1995, the Company granted options to management for the purchase of 124,500 shares of the Company's Common Stock at the current market value on the date of the grant pursuant to the ELXSI Corporation 1995
Incentive Stock Option Plan, which was adopted by the stockholders on May 18, 1995.

Six Months Ended June 30, 1994

During the first half of 1994, the Company had net sales of $29,859,000, cost of sales of $22,995,000, selling, general and administrative expenses of $3,320,000 and depreciation and amortization expense of $909,000, resulting in operating income of $2,635,000. The operating income of $2,635,000 was reduced by interest expense of $739,000, other expense of $16,000 and income taxes of $152,000, resulting in net income of $1,728,000.

Earnings per share and the weighted average number of shares outstanding for the six months ended June 30, 1994 were $0.28 per share and 6,128,000 shares, respectively.

Comparison of First Half 1995 Results to First Half 1994 Results

The six month sales increased $2,669,000, gross profit increased $449,000, selling, general and administrative expense increased $101,000 and depreciation and amortization expense increased $120,000, resulting in an operating income increase of $228,000. Interest expense increased by $109,000, interest income increased by $64,000, other expense increased by $8,000 and income taxes increased by $74,000, resulting in a increase in net income of $101,000.

Restaurant Division. In the first half of 1995, restaurant sales increased by $2,183,000 or 11.1% and gross profit increased $572,000 or 14.9% compared to the same period in the prior year. The gross profit increase was partially offset by an increase in selling, general and administrative expense of $67,000 and an increase in depreciation and amortization expense of $107,000, resulting in an operating income increase of $398,000. The sales increase was primarily due to the opening of new Restaurants and to increased sales of $913,000 or 4.7% at comparable Restaurants opened during each period. The same store sales increase was primarily attributable to the successful introduction of new lunch and dinner items and an increase in customers. Customer counts at Restaurants operated in the first half of both periods increased approximately 1%, attributable to increases in the first quarter.

The increase in Restaurant gross profit was a result of the increase in sales and a .7% increase in the gross profit percentage during the first half of 1995 compared to 1994. The year-to-date increase in the gross profit percentage was a result of the improvement in the first quarter compared to the same period in the prior year.

Restaurant selling, general and administrative expense increased by $67,000, with no major items responsible for the increase. Depreciation and amortization expense increased by $107,000 during the first half of 1995. Restaurant depreciation and amortization expense will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded at the date of the 1991 Restaurant Division acquisition become fully depreciated. The equipment acquired in that acquisition have a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income increased by $398,000 or 16.1% in the first half of 1995. Restaurant Division earnings before interest, taxes, depreciation and amortization expense ("EBITD") increased by $505,000 or 15.7% during the six-month period. Restaurant Division interest expense related to the amortization of deferred bank fees and to capital lease obligations increased by $19,000.

Cues Division. Cues' sales increased by $486,000 or 4.8% in the first half of 1995 compared to the same period in the prior year.

Competitive pricing and additional labor costs related to new product development contributed to a 2.5% decline in Cues' first half gross profit percentage. The gross profit decline along with increases in selling, general and administrative expense and depreciation and amortization expense resulted in an operating income decrease of $179,000 or 23.2%. Management continues to focus on protecting market share and developing new products that will provide better margins in the future. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $43,000 and an increase in depreciation and amortization expense of $13,000.

Corporate. Corporate general and administrative expenses was approximately flat during the first six months of 1995.
Interest expense increased by $94,000 due to a higher average debt balance in 1995 and an increase in interest rates. The higher average debt balance in 1995 was the result of spending approximately $7.4 million to purchase the Company's common stock, warrants to purchase common stock and subordinated notes at the end of 1994 and the beginning of 1995. The prime lending rate applicable to Company borrowings was 9% and 7-1/4% at June 30, 1995 and 1994, respectively. On July 7, 1995, this prime lending rate was reduced to 8-3/4%. The Company's senior debt borrowing rate is currently at 10% with a scheduled decrease of 1/4% in September 1995 to prime plus 1%. During the first half of 1994, the Company recorded interest income of $64,000 in connection with a note receivable due from a related party. Income tax expense represented an effective rate of 11.0% compared to 8.1% in the first half of 1994 due to the loss of certain state net operating loss carryforwards that were available in 1994.

Quarter Ended June 30, 1995

During the three months ended June 30, 1995, the Company had net sales of $16,914,000, cost of sales of $13,011,000, selling, general and administrative expenses of $1,744,000 and depreciation and amortization expense of $515,000, resulting in operating income of $1,644,000. The operating income of $1,644,000 was reduced by interest expense of $422,000, other expense of $33,000 and income taxes of $138,000 and increased by interest income of $33,000, resulting in net income of $1,084,000.

Earnings per share and the weighted average number of shares outstanding for the quarter ended June 30, 1995 were $0.21 per share and 5,059,000 shares, respectively. This compares to $0.20 per share for the corresponding period in 1994, when there were 6,034,000 weighted average shares outstanding. The decrease in the weighted average shares outstanding in the second quarter of 1995 resulted from the repurchase of Common Stock and Warrants to purchase Common Stock during the fourth quarter of 1994 and the first quarter of 1995 and, to a lesser extent, a decrease in the average stock market price during the first quarter of 1995 as compared to the same period in 1994. The average stock market price for the second quarter of 1995 was $5.99 compared to an average of $6.18 in the corresponding period of 1994.

Quarter Ended June 30, 1994

During the three months ended June 30, 1994, the Company had net sales of $15,631,000, cost of sales of $11,767,000, selling, general and administrative expenses of $1,698,000 and depreciation and amortization expense of $461,000, resulting in operating income of $1,705,000. The operating income of $1,705,000 was reduced by interest expense of $351,000, other expense of $9,000 and income taxes of $106,000, resulting in net income of $1,239,000.

Earnings per share for the quarter ended June 30, 1994 was $0.20 per share and the weighted average number of shares outstanding was 6,034,000.

Comparison of Second Quarter 1995 Results to Second Quarter 1994
Results

The second quarter sales increased $1,283,000, gross profit increased $39,000, selling, general and administrative expense increased $46,000 and depreciation and amortization expense increased $54,000, resulting in an operating income decrease of $61,000. Interest expense increased by $71,000, other expense increased by $24,000, income taxes decreased by $32,000 and interest income increased by $33,000, resulting in a decrease in net income of $155,000.

Restaurant Division. Restaurant sales increased by $987,000 or 9.4% in the second quarter of 1995 compared to the same period in the prior year. The sales increase was primarily due to the opening of new Restaurants and to increased sales of $245,000 or 2.4% at comparable Restaurants opened during each period. The same store sales increase was primarily attributable to the successful introduction of new lunch and dinner items. Customer counts at Restaurants operated in the second quarter of both periods decreased approximately 1%.

Restaurant gross profit increased by $131,000 or 5.7% in 1995, due to a .8% decline in the gross profit percentage during the second quarter of 1995 compared to 1994. This decline resulted primarily from an increase in food costs, primarily coffee, and labor costs.

Restaurant selling, general and administrative expense increased by $59,000, while Restaurant depreciation and amortization expense increased by $55,000 during the second quarter 1995.

Operating income increased $17,000 or 1% after deducting the increase in selling, general and administrative expense and the increase in depreciation and amortization expense. Restaurant
Division EBITD increased by $72,000 or 3.6%.

Restaurant division interest expense related to the amortization of deferred bank fees and to capital lease obligations increased by $25,000.

Cues Division. Cues' sales increased by $296,000 or 5.7% in the second quarter of 1995 compared to the same period in the prior year. Price erosion and additional labor costs related to new product development contributed to an 3.3% decline in Cues' second quarter gross profit percentage. Due to the erosion in the gross profit percentage, operating income decreased by $125,000 or 30.3%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $34,000 and a decrease in depreciation and amortization expense of $1,000.

Corporate. Corporate general and administrative expense decreased by $47,000 during 1995. Interest expense increased by $44,000, due to a higher average debt balance and an increase in the prime lending rate in 1995. During the second quarter of 1995, the Company recorded interest income of $64,000 in connection with a note receivable due from a related party.

Liquidity and Capital Resources

Available Resources. The Company's unrestricted consolidated cash positions at June 30, 1995 and December 31, 1994 was $0.

During the first half of 1995, the Company had cash flow from operations before working capital and other changes of $2,960,000. Working capital changes and other assets and liabilities decreased cash flow from operations to $1,059,000, which along with an increase in long-term bank debt of $1,216,000 funded the purchase of property, buildings and equipment totalling $984,000, the purchase of 240,000 shares of Common Stock for $1,224,000, and the payment of capital leases obligations of $17,000 and deferred bank fees of $50,000.

During the first half of 1995, current assets increased by $1,765,000, primarily due to an increase in Cues' accounts receivable and inventory and a one-time increase in Restaurant Division prepaid expenses of $335,000 as a result of up-front costs paid in connection with the July 3, 1995 acquisition of Abdow's Family Restaurants. The increase in current assets was slightly offset by a decrease in current liabilities (excluding the current portion of long-term debt and capital leases) of $152,000. During the first half of 1994, the Company had cash flow from operations before working capital and other changes of $2,691,000. Working capital changes and other assets and liabilities increased cash flow from operations to $2,712,000, which funded the purchase of property, buildings and equipment totalling $876,000, and repaid long term bank debt, subordinated debt and capital leases obligations of $1,265,000, $563,000 and $14,000, respectively. During the first half of 1994, current assets decreased by $657,000, primarily due to a decrease in Cues' accounts receivable and inventory. The decrease in current assets was offset by a decrease in current liabilities of $794,000. The decrease in current liabilities consisted mainly of a decrease in accounts payable and drafts payable at the Restaurant and Cues Divisions of $234,000 and $616,000, respectively. It also includes an increase in accrued expenses of $146,000 during the first half of 1994.

The Company maintains no cash in its bank accounts as a result of instituting a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on its senior bank debt and interest payments on the remaining $1,251,000 outstanding principal balance of 14.5% and 15% Senior Subordinated Notes. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

Impact of Inflation. Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage and, accordingly, increases in the minimum wage will result in increases in the Company's labor costs. Currently, there are no further mandated increases in the federal minimum wage. Federal legislation mandating that employers pay 80% of health insurance premiums, if enacted, will increase benefits costs since employees currently pay in excess of the 20% being proposed. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's 1995 Annual Meeting of Stockholders was held on May
18, 1995. In connection therewith the Company submitted three proposals to stockholders in its Notice of Annual Meeting of Stockholders and Proxy Statement dated April 14, 1995.

All directors of the Company were re-elected as such at the 1995
Annual Meeting of Stockholders, having received votes as follows:


       Nominee       For      Withheld
       -------       -------- ---------
Farrokh H. Kavarana 3,924,235   21,161
Kevin P. Lynch      3,924,280   21,116
Alexander M. Milley 3,924,140   21,256
John C. Savage      3,924,274   21,122
Robert C. Shaw      3,924,242   21,154


A majority of the stockholders approved the Company's 1995
Incentive Stock Option Plan, voting as follows:

                                          Against/       Broker
                    For       Withheld    Abstentions  Non Votes
                  --------   ----------    ---------   ---------
Number of votes  3,691,956     132,827      10,485      110,128

A majority of the stockholders approved the appointment of Price
Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1995, voting as follows:

                                         Against/        Broker
                    For      Withheld    Abstentions    Non Votes
                  -------   ---------    -----------    ---------
Number of votes   3,935,814   3,339         6,243           --


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

27.   Financial Data Schedule

(b)   Reports on Form 8-K.

In connection with the acquisition of 16 Abdow's Family
Restaurants on July 3, 1995, the Company filed a current report on Form 8-K dated July 3, 1995.

PAGE

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ELXSI CORPORATION
                              -----------------------------
                                        (Registrant)



Date:  August 10, 1995          /s/   Alexander M. Milley
                              -----------------------------
                              Alexander M. Milley,  Chairman
                              of the Board, President and Chief
                              Executive Officer
                              (Principal Executive Officer)




Date:  August 10, 1995        /s/   Thomas R. Druggish

                             ----------------------------
                             Thomas R. Druggish,  Vice President
                              Finance, Treasurer and Corporate
                              Secretary
                              (Chief Accounting Officer)

PAGE

                        INDEX TO EXHIBITS


Exhibit No.           Description                     Page No.
----------            -----------                     --------

+27.           Financial Data Schedule



_______________

 +   Filed herewith.