Form 10-K/A
period 1994-12-31
ELXSI CORP /DE//
filed 1995-08-28
CIK 712843

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C  20549
                           __________

                           FORM 10-K/A
                         Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended      December 31, 1994
                           -----------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from to ___________ to ___________

                Commission file number    0-11877
                                       ------------

                        ELXSI CORPORATION
              -------------------------------------
     (Exact name of registrant as specified in its charter)

              Delaware                       77-0151523
---------------------------------     -------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

      4209 Vineland Road,
      Suite J-1, Orlando FL                    32711
---------------------------------     --------------------------
(Address of principal executive              (Zip Code)
offices)

Registrant's telephone number,
including area code:                       (407) 849-1090
                                      --------------------------

Securities registered pursuant to
Section 12(b) of the Act:

                                      Name of each exchange on
    Title of each class               which registered
--------------------------------      ---------------------------
           None                             Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $0.001
-----------------------------------------------------------------
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [ ]  No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K.   [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 15, 1995, as reported by NASDAQ, was $21,958,000. On March 15, 1995, the Registrant had outstanding 4,792,334 shares of Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1995 are incorporated by reference into Part III.

PAGE

ELXSI CORPORATION (THE "COMPANY") HEREBY AMENDS ITS ANNUAL REPORT
ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 (THE
"ORIGINAL FORM 10-K") AS SET FORTH HEREIN:


                          PART 1

ITEM 1.  BUSINESS

THE "RESTAURANT EXPANSION AND RENOVATION" SECTION OF THE
"RESTAURANT DIVISION" BUSINESS DISCUSSION, APPEARING ON PAGES 4
AND 5 OF THE ORIGINAL FORM 10-K, IS AMENDED IN ITS ENTIRETY TO
READ AS FOLLOWS (WITH THE CHANGES AS COMPARED TO THE
CORRESPONDING SECTION OF THE ORIGINAL FORM 10-K BEING MARKED):

Restaurant Division

Restaurant Expansion and Renovation

Prior to their acquisition by ELXSI, the Restaurants had to fund their expansion exclusively from operations. The owner of the restaurants prior to Marriott had been adding an average of two new units per year until 1988, when Marriott purchased the chain; however no units were added during the Marriott ownership period.

The average capital expenditure for the last two full years during the Marriott ownership of Bickford's was $428,000. The acquisition by ELXSI afforded an opportunity to renovate the Bickford's Restaurants. Capital expenditures during the years ended December 31, 1994, 1993 and 1992 were as follows:

                              1994        1993         1992
                          ----------   ----------   ----------
     Expansion            $  485,000   $  914,000   $  336,000
     Conversion               86,000           --      286,000
     Purchase Leased
       Property              346,000           --           --
     Renovation               95,000      289,000      184,000
     Refurbishment &
       Equipment           1,003,000      463,000      491,000
                          ----------   ----------    ---------
                          $2,015,000   $1,666,000    $1,297,000
                          ==========   ==========    ==========


The Company currently plans to spend $1,050,000 for renovations, refurbishments and equipment replacements and $900,000 for expansion at Restaurants during 1995. Management believes that earnings from operations will be sufficient to fund this planned expansion and renovation program.


The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of remodeling existing units, opening new units and to a lesser extent, from price increases. The Company believes that it is partially due to the foregoing that sales at the original thirty Bickford's Restaurants have increased 6.1% in 1994 (including a 53rd week), 5.8% in 1993 and 7.4% in 1992, in each case, over the prior year's sales: customer counts at the original thirty Bickford's Restaurants have increased 1.5% in 1994 (including a 53rd week), 3.9% in 1993 and 1.1% in 1992, in each case, over the prior year's counts: sales at same Restaurants, including the five converted and one remaining Howard Johnson's units, increased by 5.8% in 1994 (including a 53rd week) and 5.9% in 1993, in both cases, over the prior year's sales, and customer counts at same Restaurants increased
1.2% in 1994 (including a 53rd week) and 4.3% in 1993, in both cases, over the prior year's counts.

The Company takes an opportunistic approach to expansion. Management evaluates both purchase and lease opportunities, and, in most instances, new Restaurants will be opened utilizing leased properties. The Company will open a new Restaurant only if it can reasonably be expected to meet the Company's return on investment criteria.


                          PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

THE SECTION UNDER THE HEADING "RESULTS OF OPERATIONS", APPEARING
ON PAGE 12 OF THE ORIGINAL FORM 10-K, IS AMENDED IN ITS ENTIRETY
TO READ AS FOLLOWS (WITH THE CHANGES AS COMPARED TO THE
CORRESPONDING SECTION OF THE ORIGINAL FORM 10-K BEING MARKED):

RESULTS OF OPERATIONS

See Note 1 to the Consolidated Financial Statements for background on the Company. In July 1989, the Company announced a major restructuring of its operations and the termination of ELXSI's development of large scale multiprocessor computer systems and cessation of manufacturing operations at its facility in San Jose, California.

The Company sold stock, notes and warrants to a group of investors in connection with its restructuring efforts. See "Restructuring" below for a more detailed discussion of this sale. Following the sale, the Company withdrew from the computer business and now intends to continue an active program of identifying, acquiring and managing middle market companies.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal years consist of four 13-week quarters (and, accordingly, one 52-week period) ending on the last Saturday in December closest to the 31; however, this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year.


With respect to recently issued accounting standards, including
SFAS 121, management does not anticipate that such standards will have any material effect on the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTE 12 TO THE FINANCIAL STATEMENTS INCLUDED IN THE ORIGINAL FORM 10-K, APPEARING ON PAGES F-18 AND F-19 THEREOF, IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS (WITH THE CHANGES AS COMPARED TO THE CORRESPONDING SECTION OF THE ORIGINAL FORM 10-K BEING MARKED):

NOTE 12.   Common Stock Options and Warrants

Common Stock Options. At December 31, 1994, the Company had a total of 520,187 common shares reserved for issuance under its stock option plans. Options under the Company's plans are granted at prices determined by the Board of Directors, but not less than the fair market value of the Common Stock on the date of grant. Options generally become exercisable in cumulative annual installments beginning one year after the date of grant, are fully exercisable after five years, and expire after 10 years. During 1993, stockholders approved the 1993 Incentive Stock Option Plan (the "Plan") consisting of 300,000 shares. Under the Plan 140,000 and 100,400 shares were granted at exercises price of $5.75 and $5.375 per share in 1994 an 1993, respectively. The shares become exercisable on November 19, 1994 and March 8, 1994, respectively. During the year ended December 31, 1992, the Company granted stock options for the purchase of 100,000 shares at an exercise price of $5.00 per share. The grant became fully exercisable when ratified by the Company's Stockholders at its annual meeting dated May 27, 1993.

Activity in the Company's Common Stock option plans, adjusted for the one-for-twenty-five reverse stock split, are summarized below:

                                      Shares      Option Prices
                                    ---------    ---------------
Outstanding at December 31, 1992       21,398    $3.125 - $26.50
     Granted                          200,400    $5.00  -  $5.375
     Exercised                             --
     Cancelled                         (1,198)   $7.75  - $25.00
                                    ---------
Outstanding at December 31, 1993      220,600    $3.125 - $26.50
     Granted                          140,000         $5.75
     Exercised                        (18,400)
     Cancelled                             --           -
                                    ---------
Outstanding at December 31, 1994      342,200    $3.125 - $26.50
                                    =========

Options available for grant under all of the these plans total
177,987 shares and 299,587 shares at December 31, 1994 and 1993, respectively.

Warrants.  At December 31, 1994, the Company had a total of
511,124 common shares reserved for issuance pursuant to the warrants as follows:

In connection with the acquisition of Cues (see Note 3), the Company issued a warrant to purchase 68,762 shares of the Company's Common Stock to the former parent of Cues. The warrants remain unexercised at December 31, 1993 and, have an exercise price of $4.36 per share, are currently exercisable and expire on January 31, 1997.

In connection with the Stock and Note Purchase Agreement (see
Note 6), the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock to private investors in 1989. On December 8, 1994, the Company repurchased the warrant for 761,638 shares from Airlie for $2.125 per share. The remaining 442,362 warrants remain unexercised at December 31, 1994, are currently exercisable, expire on September 25, 1996 and have an exercise price of $3.125 per share.

In connection with a 1987 private placement of Common Stock, the Company issued fully paid warrants to acquire up to an aggregate of 86,154 shares of the Company's Common Stock. These warrants were exercised during 1993.


Phantom Option Plan. The phantom stock option plan was implemented in 1992 as a long term incentive plan for four key Bickford's employees. At the inception of the plan, the group paid an initial investment totalling approximately $116,000.
Each participant is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's, as defined, less the balance of his exercise price payable upon exercise. All of the phantom stock options were granted in 1992 and vested or will vest on each July 1 as follows: 2.8% in 1991; 3.4% in 1992; 3.4% in 1993;
3.4% in 1995; and .9% in 1996. When full vesting occurs on July 1, 1996, the group, as a whole, will have phantom stock option rights with respect to 13.9% of the appraised value of Bickford's, as defined. For each one percent of vested rights exercised the participant is required to pay an exercise price of $74,000 (less his initial investment). The phantom stock options may be exercised on the earliest of July 1, 2001, the termination of the employees' employment or the sale of the Restaurant division. During 1994, 1993 and 1992, the Company recorded compensation expense related to the phantom stock option plan of $300,000, $250,000 and $130,000, respectively.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          FORM 8-K

     (a)  Documents filed as part of this report

     3.   Exhibits

          99.1    Report of Independent Accountants

PAGE

                         SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELXSI CORPORATION


                                   BY:/s/ Alexander M. Milley
                                      --------------------------
                                      Alexander M. Milley
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Dated:  August 24, 1995

PAGE

                        ELXSI Corporation
                          Exhibit Index
                       1994 - Form 10-K/A



99.1    Consent of Price Waterhouse LLP