Form 10-K/A
period 1994-12-31
ELXSI CORP /DE//
filed 1995-09-15
CIK 712843

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C  20549
                           __________
                           FORM 10-K/A
                         Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1994
                                     -----------------
                               OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________________ to ____________

                Commission file number    0-11877
                                          -------
           ELXSI CORPORATION
-------------------------------------
(Exact name of registrant as specified
in its charter)

              Delaware                       7-0151523
-------------------------------         ----------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


4209 Vineland Road, Suite J-1, Orlando FL    32811
-----------------------------------------    -----
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number,
including area code:                         (407) 849-1090
                                             ---------------

Securities registered pursuant to Section
12(b) of the Act:
     Title of each class                     Name of each
------------------------------------         exchange on which
                                             registered
                                             -----------------
         None                                Not Applicable
Securities registered pursuant to Section
12(g) of the Act:

                  Common Stock, par value $0.001
----------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X] Yes    [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 15, 1995, as reported by NASDAQ,, was $21,958,000. On March 15, 1995, the Registrant had outstanding 4,792,334 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1995 are incorporated by reference into Part III.
PAGE

ELXSI CORPORATION (THE "COMPANY") HEREBY AMENDS ITS ANNUAL REPORT
ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 (THE
"ORIGINAL FORM 10-K") AS FOLLOWS:


1.   Part I, Item 1 (Business):  The "Restaurant Expansion and
     Renovation" section of the "Restaurant Division" discussion is amended by adding a new sentence thereto.

2.   Part II, Item 7  (Management's Discussion and Analysis of
     Financial Condition and Results of Operations): The section under the heading "Results of Operations" is amended by adding a new sentence thereto.

3.   Part II, Item 8 (Financial Statements and Supplementary
     Data):  The "Phantom Option Plan" section of Note 12 to the
     Financial Statements is amended by adding two new sentences thereto.

IN ACCORDANCE WITH RULE 12B-15 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE COMPLETE TEXT OF PART I, ITEM 1; PART II, ITEM 7; AND PART II, ITEM 8 OF THE ORIGINAL FORM 10-K, AS AMENDED UNDER THIS FORM 10-K/A AMENDMENT NO. 2, ARE SET FROTH BELOW. THE CHANGES IN SUCH ITEMS AS COMPARED TO THE CORRESPONDING ITEMS OF THE ORIGINAL FORM 10-K ARE MARKED.

PAGE

                             PART I


ITEM 1.   BUSINESS

GENERAL

ELXSI Corporation (the "Company") is a Delaware corporation that was formed in September 1980 as Trilogy Limited, a Bermuda corporation. The Company changed its name to ELXSI Ltd. in January 1987, and changed its incorporation from Bermuda to Delaware and became known as ELXSI Corporation in August 1987. A public company since November 1983, the Company acquired ELXSI ("ELXSI"), a California corporation, in October 1985. In December 1987, the Company's other California subsidiary, Trilogy Systems Corporation ("Trilogy Systems") was merged into ELXSI.

In September 1989 and January 1990, the Company entered into Stock and Note Purchase Agreements (the "Stock Purchase Agreement") with and among, The Airlie Group L.P. ("Airlie"), Continental Illinois Equity Corporation ("CIEC") and Milley & Company ("M&C"), (hereinafter referred to collectively as the "Buyers") whereby the Buyers acquired 960,000 shares (all common share information has been adjusted to reflect the reverse split of the Company's Common Stock, par value $.001 per share ("Common Stock") described in Note 11 to the financial statements), $2,000,000 aggregate principal amount of the Company's notes and warrants to purchase 1,204,000 shares of the Company's Common Stock. The Buyers also agreed to purchase from the Company up to an additional $5,000,000 principal amount of senior subordinated promissory notes upon request of the Company's Board of Directors, subject to certain conditions. Subsequent to these transactions, the Company announced its intention of pursuing an active program of identifying, acquiring and managing middle-market companies. The Company is not limiting its opportunities to any single industry.

Concurrent with the redirection of the Company, management undertook a program of converting the assets and outstanding liabilities of its discontinued operation into cash. Management completed the restructuring during the second quarter of 1990.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names ("Bickford's") and 12 Howard Johnson's restaurants operating under the Howard Johnson's name (collectively the "Restaurants"), which were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000, including fees.

During 1992, ELXSI sold six of its Howard Johnson's restaurants, converted four others into Bickford's and opened one new Bickford's restaurant. During 1993, ELXSI opened three new Bickford's restaurants. During 1994, ELXSI converted one of its two remaining Howard Johnson's into a Bickford's restaurant and opened two additional Bickford's restaurants. Currently, ELXSI operates forty-one Bickford's restaurants and one Howard Johnson's Restaurant, in its Bickford's Family Restaurant division (the "Bickford's Division" or "Restaurant Division").
As used herein the term "Restaurants" refers to Bickford's and/or Howard Johnson's restaurants owned and operated in the Restaurant Division.

On October 30, 1992, ELXSI acquired Cues, Inc., of Orlando, Florida and it's two wholly-owned subsidiaries, Knopafex, Ltd., of Toronto, Canada, and Cues B.V., of Maastricht, The Netherlands. The Cues business in the United States is owned and operated as a division of ELXSI, and such division, Knopafex Ltd. and Cues B.V. are hereinafter collectively referred to as ("Cues" or the "Cues Division").

Cues is principally engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

Financial Information about industry segments

Reference is made to the information set forth in Note 13
(Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

Restaurant Division

The Restaurants are family-oriented and offer full service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the restaurants appeal to customers who are interested in a casual, low-to moderately-priced meal. The Company has been successful at marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.65 and $6.95, with the average customer check being approximately $4.96, $4.74 and $4.65 in 1994, 1993 and 1992, respectively. Major categories of menu items are pancakes, waffles and french toast, eggs and omelettes, "country" dinners, soups and side orders, salads, hamburgers and sandwiches, and desserts. Breakfast items and coffee account for approximately 75% of food sales.

Each Restaurant is open seven days a week, with most generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends and with some open twenty-four hours on the weekends. Some Restaurants are open twenty-four hours everyday. Approximately 60% of weekly sales volume is generated Friday through Sunday.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to senior citizens and families which are attracted to the high-quality, moderately-priced meals. Each Restaurant generally draws its customers from within a five mile radius and, consequently, repeat business is extremely important to the restaurant division's success. Repeat traffic accounts for a majority of the Restaurant's sales.

Each of the original thirty Bickford's consists of a free standing building that covers approximately 2,700 to 7,000 square feet and are typically located adjacent to major roads and highways and shopping malls. Nearly all contain two dining areas, smoking and non-smoking. Twelve of the Bickford's Restaurant buildings are owned, while the remaining twenty-nine are a combination of leased or owned buildings on leased land. The Howard Johnson's restaurant is a leased property.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 100 to 200 people. Five of the Bickford's provide counter service.

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

The average capital expenditure for the last two full years during the Marriott ownership of Bickford's was $428,000. The acquisition by ELXSI afforded an opportunity to renovate the Bickford's Restaurants. Capital expenditures during the years ended December 31, 1994, 1993 and 1992 were as follows:

                              1994          1993          1992

     Expansion             $  485,000    $  914,000   $  336,000
     Conversion                86,000            --      286,000
     Purchase Leased
       Property               346,000            --           --
     Renovation                95,000       289,000      184,000
     Refurbishment &
       Equipment            1,003,000       463,000      491,000
                           $2,015,000    $1,666,000   $1,297,000


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

Restaurant Management and Supervision

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. During most of 1994, the Bickford's Division also had five area district managers who, between them, cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives which can provide 10% to 25% of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume and store profitability.

Sources and Availability of Materials

Food supplies are distributed by various Company-approved wholesalers and purveyors, which deliver directly to the Restaurant locations. Essential supplies and raw materials are available from several sources, and the Company is not dependent upon any one supplier for its food supplies. The Company does not maintain or engage in any warehousing or commissary operations.

Seasonality

The Restaurants experience slightly higher revenues in the summer months.

Customers

The Restaurants are not dependent upon a single customer or group of customers, although a large portion of each Restaurant's customers live within a five mile radius thereof and, accordingly, repeat customers are important to the Bickford's
Division's success.

Competition

The Restaurants are in direct competition with many local restaurants providing family oriented-meals, some of which are owned, operated and/or franchised by national and regional chains. The restaurant business is highly competitive with respect to price, service, location and food quality. The
Company believes that its attention to quality and service, along with low-to moderately-priced menu items, will continue to attract customers.

Employees

As of December 31, 1994, the Restaurant Division employed approximately 1,750 persons, of whom approximately 1,400 were part-time hourly employees, approximately 180 were full-time hourly employees and approximately 170 were salaried personnel. This represents an increase of 150, mainly part time employees, since December 31, 1993. None of the employees is represented by unions.

Environmental Matters

The Restaurant Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.

Cues Division

Cues manufactures systems which utilize remote control television and sealing equipment to inspect and repair leaking joints and small fractures in underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Leaking joints and pipe fractures can also contribute over a period of time to sewer line damage which can be repaired, in severe cases, only by costly excavation. Cues installs its systems in specially designed trucks and vans which are sold as mobile units. Cues also provides product servicing and replacement parts for its customers and distributes chemical grout sealants used in connection with its sealing equipment. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not engaged in the service business of maintaining and repairing sewer lines.

Inspection and Sealing Equipment

Cues's inspection and sealing equipment constitutes an integrated system that combines the capability of inspecting underground sewer lines with remote control television cameras creating a permanent maintenance record of the condition of the sewer lines; pressure testing sewer line joints; and applying chemical sealants to repair leaking joints and small pipe fractures.

Cues's inspection and sealing systems are placed in sewer lines through manholes. The module and the television camera, which is a part of the module, relays a television picture of the interior of that sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three inch diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, the Cues' inspection and sealing equipment gives the customer a permanent record of the condition of its sewer lines. If the television camera inspection of the sewer lines discloses a leaking joint or pipe fracture, the sealing portion of the module may immediately be positioned through use of the camera to make the repair. Once the module is positioned, inflatable packers seal off the line at either end of the damaged area and apply a chemical sealant which penetrates the leak or fractures as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customer to detect leaking joints that may not be easily detected visually.

The sealing module manufactured by Cues is used to repair sewer lines where infiltration or inflow of water occurs through leaking joints and pipe fractures. Repairs can last 20 years or more, depending upon the structural soundness of the sewer line or repaired joints. Cues's sealing equipment is not designed to repair a severely damaged or collapsed pipe, which must be excavated and replaced in the traditional manner or repaired by the use of other sewer line repair technology. However, Cues's television inspection system is often used to inspect and identify structurally deficient or collapsed sewer lines in conjunction with the use of other sewer line repair technology. Cues has also adapted its sewer line inspection equipment for use in the inspection, but not the repair of underground water wells, as well as large pipe storm drains.

Cues also manufactures and sells a line of portable T.V.
inspection equipment used primarily for lateral inspection of pipes ranging in size from 2 inches to 6 inches.

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repair at its facilities in Orlando, Florida, Sacramento, California, Toronto, Canada and Maastricht, The Netherlands. In Orlando, Cues also maintains an inventory of replacement parts for distribution and sale to customers. Cues recorded warranty expense of approximately $196,000, $139,000 and $20,000, during the years 1994, 1993 and the two months of 1992 after its acquisition by ELXSI, respectively.

Product Development

Cues has an ongoing program to improve its existing products and to develop new products. During the twelve months ended December 31, 1994, 1993 and 1992, approximately $287,000, $290,000 and
$125,000, respectively, was expended by Cues for product development. Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on the business. For 1995, Cues plans to spend approximately $350,000 for product development activities.

Source and Availability of Raw Materials

Cues manufactures certain components of its system and purchases television cameras, monitors, vehicles, etc., which are readily available from a number of sources.

Cues has an agreement with an Orlando, Florida truck dealer to deliver truck bodies that are used in the manufacture of certain of Cues's systems. Under this agreement, Cues reimburses the dealer's floor plan financing costs for those vehicles held by the dealer until delivery.

Marketing

Cues markets its products and services in the United States though thirteen salesmen. In addition, technical service representatives are located in Orlando, Sacramento, Toronto and Maastricht. A major portion of the Cues's customer base is municipalities. Other major customers include contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more the 5% of Cues's 1994 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services. The Cues name is well established, affording it and its products wide recognition within its industry.

Outside North America, Cues markets its products in five continents, either directly or through distributors, agents or dealers. During 1994 and 1993, export sales to foreign countries represented approximately 16% of total Cues sales. Sales by Cues B.V. and Knopafex, Ltd. to foreign countries represent approximately 66% and 57% of total foreign sales in 1994 and 1993, respectively.

At December 31, 1994 and 1993, Cues had backlog orders, which it believed to be firm in an amount totaling approximately $1.9 million and $1.6 million, respectively.

Competition

Competition for products of the type produced by Cues is on the basis of price, service and reliability, and management believes that it competes effectively in these respects. Management also believes that there are six companies which produce and sell products which are competitive with those produced by Cues. The majority of sales are generated through a bidding process initiated by municipalities. This process has become extremely price sensitive requiring Cues to meet or beat competitors' bids in order to secure sales.

Employees

At December 31, 1994, Cues had 131 full and part-time employees, none of whom was represented by a union. This includes 13 employees at Knopafex, Ltd. and 4 employees at Cues B.V.

Environmental

The Cues Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.

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



Year ended December 31, 1994

The Company's 1994 revenues and expenses resulted from the operation of ELXSI's Restaurant, and Cues Divisions and the Company's corporate expenses ("Corporate"). For the year ended December 31, 1994, the Company's sales of $62,423,000, cost of goods sold of $47,440,000, selling, general and administrative expenses of $6,630,000, and depreciation and amortization of $1,794,000, yielded an operating profit of $6,559,000. The operating profit of $6,559,000 was increased by interest income of $8,000 and reduced by interest expense of $1,426,000, other expense of $41,000 and income taxes of $366,000 resulting in net income from continuing operations of $4,734,000.

Restaurant Division   The Restaurants had sales of $43,391,000,
cost of sales of $34,234,000, selling, general and administrative expense of $1,293,000 and depreciation and amortization expense of $1,460,000, which resulted in $6,404,000 of operating income. In addition, the Restaurants had $266,000 of interest expense related to the amortization of deferred financing fees and capital leases, resulting in income before taxes of $6,138,000.

Included in the 1994 results, the fifty-third week added approximately $810,000 in sales and, management estimates, approximately $200,000 in operating income.

Cues Division Cues had sales of $19,032,000, cost of sales of $13,206,000, selling, general and administrative expenses of $4,146,000 and depreciation and amortization expense of $334,000, which resulted in $1,346,000 of operating income. In addition, Cues had $32,000 of interest expense, $27,000 of other expense and $5,000 of tax adjustments resulting in income before taxes of $1,282,000.

Corporate Corporate general and administrative expenses were $1,191,000 in 1994. The major components of general and administrative expense include the management fee paid to Milley Management Incorporated ("MMI") (see the Company's 1993 proxy statement for further information), the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's 1993 proxy statement for further information), legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense. Interest expense was $1,128,000, consisting of senior bank debt interest of $418,000 and subordinated note interest of $710,000. In addition, the Company recorded interest income of $8,000, other expense of $14,000 and a consolidated tax provision of $361,000 at the corporate level.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the year ended December 31, 1994 were $0.79 and 6,014,000, respectively, both on a primary and fully diluted share basis. This compares to $.72 per share ($0.69 fully diluted) for 1993, when there were 5,947,000 (6,234,000 fully diluted) shares outstanding. The average stock price during 1994 and 1993 was $5.42 and $6.45, respectively.
The market price at December 31, 1994 and 1993 was $5.25 and $8.13, respectively. The fully diluted earnings per share in 1993 were negatively impacted by the increase in the stock price on December 31, 1993 to $8.13, as compared to an average price of $6.45 per share for 1993. Due to the outstanding warrants and options, which are considered common stock equivalents, a higher stock price results in a greater number of outstanding shares for the earnings per share calculation.


Year ended December 31, 1993

The Company's 1993 revenues and expenses resulted from the operation of ELXSI's Restaurant, and Cues Division and from "Corporate". For the year ended December 31, 1993, the Company's sales of $55,682,000, cost of goods sold of $41,338,000, selling, general and administrative expenses of $6,406,000, and depreciation and amortization of $1,589,000, yielded an operating profit of $6,349,000. The operating profit of $6,349,000 was reduced by interest expense of $1,653,000, other expense of $80,000 and income taxes of $348,000 resulting in net income from continuing operations of $4,268,000.

Restaurant Division   The Restaurants had sales of $38,903,000,
cost of sales of $30,152,000, selling, general and administrative expense of $1,248,000 and depreciation and amortization expense of $1,288,000, which resulted in $6,215,000 of operating income. In addition, the Restaurants had $293,000 of interest expense primarily related to the amortization of deferred financing fees resulting in income before taxes of $5,922,000.

Cues Division Cues had sales of $16,779,000, cost of sales of $11,186,000, selling, general and administrative expenses of $4,082,000 and depreciation and amortization expense of $301,000, which resulted in $1,210,000 of operating income. In addition, Cues had $26,000 of interest expense, $75,000 other expense and $3,000 of tax adjustments resulting in income before taxes of $1,106,000.

Corporate Corporate general and administrative expenses were $1,076,000 in 1993. The major components of general and administrative expense include the management fee paid to MMI, the compensation accrual related to the Bickford's Phantom Stock Option Plan, legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense.

Interest expense was $1,334,000, consisting of senior bank debt interest of $594,000 and senior subordinated note interest of $740,000. In addition, the Company recorded other expense of $5,000 and a consolidated tax provision of $345,000 at the corporate level.

Earnings Per Share Earnings per share for the year ended December 31, 1993 were $0.72 ($0.69 per share fully diluted). The weighted average number of shares outstanding for 1993 was 5,947,000 (6,234,000 shares fully diluted). This compares to $.68 per share for the corresponding period in 1992, when there were 5,212,000 and 5,211,000 shares outstanding for primary and fully diluted basis, respectively.


Year ended December 31, 1992

The Company's 1992 revenues and expenses primarily result from the operation of the Restaurant Division and "Corporate", and two months of the operation of Cues, which was acquired by ELXSI October 30, 1992. For the year ended December 31, 1992 the Company's sales of $38,139,000, cost of goods sold of $29,168,000, selling, general and administrative expenses of $2,761,000, and depreciation and amortization of $1,138,000, yielded an operating profit of $5,072,000. The operating profit of $5,072,000 was reduced by interest expense of $1,496,000, income taxes of $260,000 and increased by other income of $222,000 resulting in net income of $3,538,000.

Restaurant Division The Restaurants had sales of $36,100,000, cost of sales of $27,877,000, selling, general and administrative expense of $1,179,000 and depreciation and amortization expense of $1,086,000, which resulted in $5,958,000 of operating income. In addition, the Restaurants had $199,000 of interest expense primarily related to the amortization of deferred financing fees resulting in income before taxes of $5,759,000.

Cues Division From the acquisition date to December 31, 1992, Cues had sales of $2,039,000, cost of sales of $1,291,000, selling, general and administrative expenses of $597,000 and depreciation and amortization expense of $52,000, which resulted in $99,000 of operating income. In addition, Cues had $26,000 of other income and $3,000 of tax expense resulting in income before taxes of $122,000.

Corporate Corporate general and administrative expense were $985,000 in 1992. The major components of general and administrative expense include the management fee paid to MMI, the compensation accrual related to the Bickford's Phantom Stock Option Plan, legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense. Interest expense was $1,296,000, consisting of senior bank debt interest of $554,000 and senior subordinated note interest of $742,000. In addition, the Company received $195,000 in consulting income and recorded a consolidated income tax provision of $257,000 at the corporate level.

Earnings Per Share Earnings per share for the year ended December 31, 1992 were $0.68 and the weighted average number of shares outstanding for 1992 was 5,212,000 (5,211,000 fully diluted). This includes the effect of issuing 751,000 shares on October 30, 1992 in connection with the acquisition of Cues.


Comparison of 1994 results to 1993 results

The 1994 sales increased $6,741,000, or 12.1%, gross profit increased $639,000, or 4.5%, selling, general and administrative expense increased $224,000, or 3.5% and depreciation and amortization increased $205,000 or 12.9% resulting in an operating income increase of $210,000 or 3.3% in each case as compared to the corresponding period in 1993. Interest expense decreased by $227,000, or 13.7%, interest income increased by $8,000, or 100%, other expense decreased by $39,000, or 48.8% and income taxes increased by $18,000, or 5.2% resulting in an increase in net income of $466,000, or 10.9%.

Restaurant Division Restaurant sales increased by $4,488,000, or 11.5%, in 1994, which, included a 53rd week. Including the 53rd week in 1994, the original thirty Bickford's Restaurants acquired in 1991 had a sales increase of $1,791,000, or 6.1%, and the five converted Howard Johnson's had a sales increase of $399,000, or 6.6%, while the one remaining Howard Johnson's unit had a sales decline of $51,000, or 3.2%. New Restaurants accounted for the remaining portion of the sales increase, totalling $2,349,000. The sales increase is mainly attributable to an increase in the average guest check ($1,694,000), the addition of new restaurants ($2,375,000) and the inclusion of a 53rd week in 1994 ($810,000), partially offset by a customer count decline ($391,000). Including the 53rd week, the original thirty Bickford's Restaurants had a 1.5% increase in customer counts, the five converted Howard Johnson's Restaurants had a 1.8% increase in customer counts, while the one Howard Johnson's Restaurant had a 7.1% decline in customer counts. The last Howard Johnson's Restaurant is located near one of the three Bickford's Restaurants licensed to an unrelated third party and may not be converted into a Bickford's. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit increased by $406,000, but declined as a percentage of sales from 22.5% in 1993 to 21.1% in the 53 weeks ended December 31, 1994. The main factor in the 1.4% decline in the gross profit percentage was a .8% increase in food costs as a percentage of sales, which was primarily attributable to the sale of higher-cost dinner items and an increase in coffee prices during 1994. Management does not anticipate any significant increases in food costs during 1995 but is prepared to selectively increase prices to counter rising food costs as needed. Other factors that contributed to the decrease in the gross margin were a .4% increase in labor costs due to increases in taxes , medical insurance and workers compensation insurance premiums and a .4% increase in fixed costs consisting mainly of increases in real estate taxes as a result of receiving and recording in 1993 tax abatements for 1993 and prior years.

Restaurant selling, general and administrative expense increased by $45,000 during 1994 over 1993. No individual items represented a major portion of the increase.

Restaurant depreciation and amortization increased by $172,000 during 1994 compared to 1993. Restaurant depreciation and amortization will continue to increase each year with the addition of new Restaurants or until such time as assets valued and recorded at the date of the restaurant acquisition in July 1991 become fully depreciated. The equipment acquired in that acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above, Restaurant operating income increased by $189,000 in the 53 weeks ended December 31, 1994 compared to 1993. Management estimates that the inclusion of a 53rd week in 1994 added approximately $200,000 to operating income that year.

Cues Division Cues sales increased by $2,253,000, or 13.4%, in 1994 compared to 1993. As a percentage of sales, Cues gross profit declined by 2.7% in 1994 compared to 1993. Despite the decline in the gross profit percentage, Cues gross profit increased by $233,000. This was partially offset by a $64,000 increase in selling, general and administrative expense and a $33,000 increase in depreciation and amortization expense. As a result of the above, operating profit increased by $136,000 in 1994 compared to 1993. Management anticipates that gross and operating margins will continue to experience pressure in 1995 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the bidding process.

Corporate Corporate general and administrative expenses increased by $115,000 during 1994 as compared to 1993, mainly due to an increase in the Bickford's management compensation accrual related its Phantom Stock Option Plan, an increase in professional fees and corporate move-related costs. Interest expense decreased by $206,000 in 1994 as compared to 1993, due to lower debt balances partially offset by a higher average bank interest borrowing rate in 1994. The borrowing rate remained at prime plus 1.5% during 1994, however the prime rate increased by 2.5% from 6% at January 1, 1994 to 8.5% at December 31, 1994.


Comparison of  Fourth Quarter 1994 Results to Fourth Quarter 1993
Results

The 1994 fourth quarter sales increased $1,573,000, or 11.1%, gross profit increased $252,000, or 6.9%, selling, general and administrative expense increased $35,000, or 2.1% and depreciation and amortization increased $51,000 or 13.7% resulting in an operating income increase of $166,000 or 10.1% in each case as compared to the corresponding 1993 period. Interest expense decreased by $63,000, or 15.4%, interest income increased by $8,000, or 100% and income taxes increased by $63,000, or 485% resulting in an increase in net income of $174,000, or 14.5%.

Restaurant Division The restaurants experienced a $324,000, or 14.5% increase in gross profit, on increased sales of $1,951,000, or 19.8% in the 14 weeks ended December 31, 1994 compared to the 13-week 1993 fourth quarter. Operating income increased $259,000, or 16.0% after deducting increases in selling, general and administrative expense of $38,000 and an increase in depreciation and amortization of $27,000. The sales increase (including a 14th week in the 1994 fourth quarter) was attributable to the original thirty Bickford's Restaurants ($892,000, or 12.1%), the five converted Howard Johnson's ($170,000, or 11.5%), the one remaining Howard Johnson's ($16,000 or 4.1%) and two new units ($873,000). The fourth quarter sales increase (including a 14th week) was the result of an increase in the average guest check ($484,000), new Restaurants ($799,000), the inclusion of the 14th week in 1994 ($810,000), partially offset by a customer count decline of $142,000. Including the 14th week, the original thirty Bickford's Restaurants had a 6.9% increase in customer counts, the converted Howard Johnson's had a 5.6% increase in customer counts, while the Howard Johnson's had a 2.9% decline in customer counts during the fourth quarter of 1994. The gross profit increased by $324,000 despite a 1% decline in the gross profit percentage. The gross profit percentage declined due to a 1.1% increase in food costs as a result of higher coffee prices and the sale of higher cost menu items, a .7% increase in labor consisting of half salaries and half benefits, including payroll taxes, a .5% increase in fixed costs as a result of recording real estate tax abatements in the fourth quarter of 1993 and not in 1994. These cost increases were partially offset by a 1.3% decline in variable costs as a percentage of sales as a result of increased sales due to the 53rd week in 1994. The consolidated increase in interest expense includes additional interest of $33,000 associated with capital leases obligations at the Restaurant division.

Cues Cues sales decreased by $378,000, or 8.8% in the fourth quarter of 1994 compared to 1993, however the gross margin only decreased by $72,000, or 5.0% due to a 1.4% increase in the fourth quarter 1994 gross margin percentage. The decrease in sales was the result of a lower volume of major units being shipped in the 1994 fourth quarter as compared to the fourth quarter of 1993, while the improved gross margin percentage was the result of a larger portion of the fourth quarter sales consisting of higher-margin "after market" sales. Fourth quarter 1994 selling, general and administrative expenses decreased by $29,000 and depreciation and amortization expense increased by $24,000 resulting in a decrease in operating income of $67,000 compared to the same period in 1993.

Corporate Corporate selling, general and administrative expenses increased by $26,000 in the fourth quarter of 1994 compared to the same period in 1993. Interest expense declined $32,000, interest income increased by $8,000 and other income decreased $4,000 in the fourth quarter of 1994 compared to the same period of 1993. The provision for income taxes increased by $65,000 in the fourth quarter of 1994 compared to the same period in 1993.


Comparison of 1993 results to 1992 results

The primary difference between 1993 and 1992 is the inclusion of Cues operating results for twelve months in 1993 compared to two months in 1992.

Restaurant Division Restaurant sales increased by $2,803,000, or 7.8% in 1993 compared to 1992. The original thirty Bickford's Restaurants acquired in 1991 had a sales increase of $1,609,000, or 5.8%, the four converted Howard Johnson's sales increased by $620,000 or 18.4%, while the two remaining Howard Johnson's units had a sales decline of $188,000, or 4.9% in 1993, in each case compared to 1992. New Restaurants accounted for an additional $1,980,000 sales increase, while the six Howard Johnson's restaurants sold in 1992 had sales of $1,218,000 in 1992 (compared to zero in 1993). The sales increase is primarily attributable to an increase in customer counts. The original thirty Bickford's Restaurants had a 3.9% increase in customer counts, the converted Howard Johnson's had a 17.1% customer count increase, while the Howard Johnson's had a 4.6% decline in customer counts.

Restaurant gross profit increased by $528,000 in 1993 versus 1992, or 6.4%, but declined as a percentage of sales from 22.8% in 1992 to 22.5% in 1993. The main factor in the decline of the gross profit percentage was a .6% increase in food costs as a percentage of sales, which was primarily attributable to an increase in sales of higher-cost dinner items.

Restaurant selling, general and administrative expense increased by $69,000 during 1993. No individual items represented a major portion of the increase.

As a result of capital spending, Restaurant depreciation and amortization increased during 1993 by $202,000, or 18.6%, compared to 1992 .

As a result of the above, Restaurant operating income increased by $257,000 or 4.3%, in 1993 versus 1992.

Cues Division ELXSI acquired Cues on October 30, 1992 and, consequently only two months of its results are included in 1992.

As a percentage of sales, Cues gross profit declined by 3.4% in 1993 compared to the two month period in 1992. This was offset by a 5.0% decrease in selling, general and administrative expense as a percentage of sales. As a result of the above and a .7% decline in depreciation and amortization expense, operating profit as a percentage of sales increased by 2.3% in 1993 compared to the two month period in 1992.

Corporate Corporate general and administrative expenses increased by $91,000 during 1993 mainly due to an increase in the Bickford's management compensation accrual related to the its Phantom Stock Option Plan, and an increase in shareholder services expense partially offset by a decrease in its restructuring liability. Interest expense increased by $38,000 due to a higher average debt balance in 1993 compared to 1992, as a result of the Cues acquisition in October 1992, partially offset by a lower average bank interest borrowing rate during 1993. The borrowing rate was decreased from prime plus 2% to prime plus 1.5% on October 30, 1992.


Restructuring

In connection with the restructuring of operations, the Company, on September 25, 1989, pursuant to the Stock Purchase Agreement sold for an aggregate purchase price of $5,000,000 (i) to Airlie 960,000 shares of Common Stock, seven-year Series A Warrants to purchase an additional 1,053,500 shares of Common Stock at an exercise price of $3.125 per share and $1,750,000 principal amount of the Company's 15% senior subordinated ten-year notes (the "15% Notes") and (ii) to M & C, seven-year Series A Warrants to purchase 150,500 shares of Common Stock at an exercise price of $3.125 per share and $250,000 principal amount of the 15%
Notes.   In addition, Airlie and CIEC granted to ELX Limited
Partnership ("ELX"), of which Alexander M. Milley is the sole general partner, a seven-year option to purchase up to 480,000 of Airlie's 960,000 shares of the Common Stock, at an exercise price of $3.125 per share.

In January 1990, Continental Illinois Equity Corporation ("CIEC" and, together with Airlie and M&C, the "Buyers") purchased from Airlie 220,400 shares (adjusted for the reverse split) of the Company's Common Stock as well as $401,765 principal amount of the 15% Notes. In addition, the Company and Airlie agreed that the Series A Warrants to purchase 1,053,500 shares of the Company's Common Stock previously acquired by Airlie, would be exchanged for two warrants, one exercisable for 811,638 shares of Common Stock and one Series B Warrant exercisable for 604,656 shares of the Company's Series A Non-Voting Convertible Preferred Stock, which is convertible, under certain conditions, into 241,862 shares of the Common Stock. The Series A Non-Voting Convertible Preferred Stock pays no fixed dividends and generally does not vote. Following the issuance of these two warrants, the Series B Warrant was sold by Airlie to CIEC. In addition, in connection with such purchases, the option previously granted by Airlie to ELX was amended to be exercisable for 369,800 shares of Common Stock from Airlie, and 110,200 shares of Common Stock from CIEC.

As a result of the Stock Purchase Agreement, the Buyers acquired, as a group, on a fully diluted basis, approximately 38% of the Common Stock of the Company.

On June 27, 1991 in connection with the Restaurant acquisition, the Company sold $2,500,000 of ten year senior subordinated notes bearing interest of 14.5% per annum (the "14.5% Notes") to the Buyers, as follows; Airlie $1,685,294, CIEC $502,206 and MMI $312,500.

In November 1993, Airlie sold $500,000 of it's 14.5% Notes. Cadmus Corporation ("Cadmus"), of which MMI is a controlling stockholder and Mr. Milley is Chairman and President, purchased $125,000 of the 14.5% Notes and three unrelated entities purchased the remaining $375,000 of the 14.5% Notes from Airlie.

In May 1994, the Company prepaid, without penalty, the 14.5% Note and 15% Note totalling $563,000, held MMI, of which Mr. Milley is the President and majority stockholder. MMI having obtained the 15% Note when M&C was merged into MMI in 1990.

In December 1994, the Company purchased from Airlie its remaining investments in the Company: (i) 354,638 shares of Common Stock at a price of $5.25 per share, (ii) 761,638 Series A Warrants at a price of $2.125 per share (being the difference between $5.25 and the exercise price per share of such Warrants), and (iii) 15% Notes and 14.5% Notes having a combined principal amount of approximately $2,534,000. In connection with and at the time of this transaction, ELX exercised its existing option to purchase 369,800 shares of Common Stock from Airlie. Financing of the exercise price, $1,156,000, was provided by a three-year loan made by the Company at an interest rate equal to the cost of such funds to the Company plus .5%. As of the date hereof the entire principal amount of such loan plus accrued interest is outstanding. Also in connection with and at the time of the Airlie transaction, Cadmus purchased from Airlie 50,000 shares of Company Common stock at a price of $5.25 per share. Funds for this purchase were partially provided through a prepayment by the Company of the 14.5% Note acquired by Cadmus as described above.

In January 1995, the Company purchased from Morgens Waterfall Vintiadis & Co. (and/or one or more entities affiliated or investing therewith) ("Morgens Waterfall") 240,000 shares of Company Common Stock at a price of $5.10 per share. During 1994, Morgens Waterfall held over 5% of the outstanding Common Stock.

Also in connection with the Stock Purchase Agreement, the Company, entered into a Management Agreement on September 25, 1989. Such Management Agreement, as subsequently assigned, provides for Cadmus to receive, for management services rendered, compensation of $500,000 per year commencing with the first fiscal quarter in which the Company has operating income (as defined), of $1,250,000 (achieved in the quarter of September
1991), plus reimbursement for reasonable expenses. The services rendered include participating actively in the management of the Company and of its Subsidiary; it is through the management agreement that the Company is provided the services of many of its officers and that they get compensated as such. Specific examples of management services provided include the ongoing evaluation of management, preparing and reviewing division operating budgets and plans, evaluating new restaurant locations, divesting under performing assets, negotiating environmental matters, negotiating with lenders, evaluating financing options, complying with public reporting requirements, communicating with shareholders, negotiating and arranging insurance programs, monitoring tax compliance, evaluating and approving capital spending, preparing market research, developing and improving management reporting systems, surfacing and evaluating acquisitions, etc. The compensation shall be discontinued following a year in which the Company has operating income (as defined) of less than $4,000,000 but must be reinstated in the month following a quarter in which the Company has operating income (as defined) of $1,250,000. During each of 1994, 1993 and 1992, ELXSI was charged $500,000 under the agreement. MMI also provides the Company with general and administrative services. During 1994, 1993 and 1992, the Company was charged $41,000, $42,000 and $42,000, respectively, for such items. At December 31, 1994 and 1993, accrued expenses includes $20,000 and $49,000, respectively due to MMI under such agreement.


Acquisitions

ELXSI purchased Cues on October 30, 1992. In connection with the acquisition, the Company issued 751,000 shares of it's Common Stock valued at $4.25 per share and a Series C Warrants to purchase an additional 68,762 common shares at $4.36 per share to the former parent of Cues. In addition, ELXSI borrowed $4,211,000 on its amended bank line of credit to pay the outstanding debt of Cues to its former parent. The acquisition was accounted for as a purchase and the results of Cues are included in the consolidated statement of operations from the date of acquisition. The excess of the cost over the fair value of net assets acquired of $3,690,000 is being amortized on a straight line basis over 35 years. The acquisition included all of the assets and liabilities of Cues, and its subsidiaries. The shares and warrants issued in this acquisition were subsequently distributed by Cues's former parent to is stockholders, including MMI.

On July 1, 1991, ELXSI acquired the Restaurants, which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott for a purchase price of approximately $23,867,000, including fees. The Bickford's and Howard Johnson's are family oriented restaurants with a wide ranging, moderately priced menu, with a focus on breakfast fare.


Income Taxes and Inflation

In 1994, the Company recorded a provision for federal alternative minimum taxes of $88,000 (after the benefit of federal net operating loss carryforwards of $1,526,000), and a state income tax provision of $278,000 (after the benefit of state net operating loss carryforwards). In 1993, the Company recorded a provision for federal alternative minimum taxes of $116,000 (after the benefit of federal net operating loss carryforwards of $1,615,000), and a state income tax provision of $232,000 (after the benefit of state net operating loss carryforwards). Approximately one-third of ELXSI's consolidated taxable income is apportioned to Massachusetts. The final year that the net operating loss is available to ELXSI to offset Massachusetts taxable income is 1994 because the five year Massachusetts carryforward period expired in 1995. During 1994 and 1993, ELXSI would have recorded a provision for additional state income taxes of $190,000 and $230,000, respectively, had the Massachusetts net operating loss carryforwards not been available. At December 31, 1994, the Company had approximately $226,000,000 in federal net operating loss carryforwards, which begin to expire in 1997 if not used. In addition, the Company had $6,500,000 in investment tax credit and research and development credit carryforwards available to reduce future federal income taxes.

In 1992, the Company recorded a provision for federal alternative minimum taxes of $81,000 (after the benefit of federal net operating loss carryforwards of $1,120,000) and a state income tax provision of $179,000 (after the benefit of state net operating loss carryforwards).

Inflation and changing prices have not had a material impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash positions at December 31, 1994 and 1993 were $0. See Note 2 to the Consolidated Financial Statements herein.

During 1994, the Company had cash flow from operations before working capital and other changes of $6,730,000. Working capital changes and other assets and liabilities increased cash flow from operations to $6,871,000, which along with a net borrowing of $225,000 in long term debt funded the acquisition of property, plant and equipment totalling $2,363,000 (including the two new Restaurants opened in 1994), a loan to ELX Partners Limited of $1,156,000, the repurchase of Common Stock and Series A Warrants of $3,499,000 and the payment of bank fees of $109,000. The $225,000 net borrowing of long-term debt consists of borrowing of bank debt of $3,427,000, borrowing of other Cues debt of $19,000 and repayment of long-term 14.5% Notes and 15% Notes of $3,221,000. During 1994, current assets increased by $286,000 primarily due to an increase in Cues's inventory partially offset by a decline in Cues's accounts receivable and a decrease in Bickford's Division prepaid expenses. Inventory increased due to increased monthly production volume caused by increased sales orders at Cues and the introduction and development of new products. The increase in current assets was partially offset by an increase in current liabilities of $136,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1993, the Company had cash flow from operations before working capital and other changes of $6,032,000. Working capital changes and other assets and liabilities reduced cash flow from operations to $4,023,000, which funded the acquisition of property, plant and equipment totalling $1,856,000 (including the three new Restaurants opened in 1993), the payment of long-term bank debt of $1,946,000, the payment of other Cues debt of $189,000 and the payment of capital leases obligations of $32,000. During 1993, current assets increased by $2,675,000 primarily due to an increase in Cues's accounts receivable and inventory. The increase in accounts receivable was mainly attributable to current accounts receivable (i.e., those accounts less than 30 days old), which increased by $571,000 at December 31, 1993 as compared to December 31, 1992. The percentage of accounts greater than sixty days old decreased from 26% at December 31, 1992 to 24% at December 31, 1993. Cues's inventory increased due to increased monthly production volume caused by increased sales orders and the introduction and development of new products. The increase in current assets was partially offset by an increase in current liabilities of $813,000.

During 1992, the Company had cash flow from operations before working capital and other changes of $4,855,000. Working capital and other changes added $259,000 to cash flow from operations resulting in cash flow provided from operating activities of $5,114,000. The cash flow from operations funded the acquisition of property, plant and equipment totalling $1,342,000, the payment of long-term bank debt of $4,628,000, the payment of other Cues debt of $85,000 and the payment of capital leases obligations of $18,000. In connection with the acquisition of Cues, the Company borrowed $4,211,000 of bank debt on October 30, 1992 to pay the outstanding debt obligation of Cues to its former parent. A further source of cash during 1992 was the net proceeds of $959,000 from the sale of the six Howard Johnson's restaurants.

The Company has instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt and interest payments on the remaining $1,251,000 of 14.5% Notes and 15% Notes. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1994, together with the report thereon of Price Waterhouse LLP dated March 24, 1995, are filed as part of this report commencing on page F-1.

PAGE

                            SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ELXSI CORPORATION



                                   By:  /s/ Alexander M. Milley
                                        -----------------------
                                         Alexander M. Milley
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer



Dated:   September 13, 1995

       Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 24, present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiary at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP


Orlando, Florida
March 24, 1995

PAGE

                        ELXSI CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                           A S S E T S



                                   December 31,   December 31,
                                       1994           1993
                                   ------------   ------------

Current assets:

  Accounts receivable, less
    allowance for doubtful
    accounts of $35 and $77
    in 1994 and 1993,
    respectively                   $    2,278     $    2,579

  Inventories                           6,208          5,414

  Prepaid expenses and
    other current assets                  205            412
                                   ----------     ----------

    Total current assets                8,691          8,405

Property, buildings and equipment,
  net                                  24,275         23,533

Intangible assets, net                  5,891          6,071

Deferred debt costs, net                  322            392

Note receivable - related party         1,156             --

Other                                     181            119
                                   ----------     ----------

  Total assets                     $   40,516     $   38,520
                                   ==========     ==========








The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                        ELXSI CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                      December 31,   December 31,
                                          1994           1993
                                      -----------    -----------

Current liabilities:
  Accounts payable and drafts
    payable                           $      4,016     $   3,711
  Accrued expenses                           4,002         3,721
  Capital lease obligations -
    current                                     33            36
  Current portion of long-term
    debt                                     1,063            16
  Other current liabilities                     --           450
                                      ------------     ---------
    Total current liabilities                9,114         7,934

Capital lease obligations -
  non current                                1,569         1,593
Long-term debt, net of discount              9,639        10,371
Other liabilities                              796           496
                                      ------------     ----------

  Total liabilities                         21,118        20,394

Commitments and contingencies
(Note 8)

Stockholders' equity:
Preferred stock, Series A Non-voting
  Convertible, par value $0.002 per
        share
     Authorized--5,000,000 shares
     Issued and outstanding--none               --            --
  Common stock, par value $0.001 per
        share
    Authorized--160,000,000 shares
    Issued and outstanding--5,032,333
    at December 31, 1994 and 5,368,870
    at December 31, 1993                         5             5
  Additional paid-in capital               230,890       234,331
  Accumulated deficit                     (211,441)     (216,175)
  Cumulative foreign currency
    translation adjustment                     (56)          (35)
                                      -------------    ----------

    Total stockholders' equity              19,398        18,126
                                      -------------    ---------

    Total liabilities and
      stockholders' equity            $     40,516     $  38,520
                                      ============     =========

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                        ELXSI CORPORATION
                  CONSOLIDATED INCOME STATEMENT
          (Amounts in Thousands, Except Per Share Data)


                                     Year Ended December 31,
                                  -----------------------------
                                   1994       1993       1992
                                  -------    -------   -------

Net sales                         $62,423    $55,682   $38,139

Costs and expenses:
  Cost of sales                    47,440     41,338    29,168
  General and administrative        6,630      6,406     2,761
  Depreciation and amortization     1,794      1,589     1,138
                                  -------    -------   -------

Operating income                    6,559      6,349     5,072

Other income (expense):
  Interest income                       8         --        --
  Interest expense                 (1,426)    (1,653)   (1,496)
  Other (expense) income              (41)       (80)      222
                                  -------    -------   -------

Income before income taxes          5,100      4,616     3,798

Provision for income taxes            366        348       260
                                  -------    -------   -------

Net income                        $ 4,734    $ 4,268   $ 3,538
                                  =======    =======   =======


Primary net income per
  common share                    $  0.79    $  0.72   $  0.68
                                  =======    =======   =======
Fully diluted net income
  per common share                $  0.79    $  0.69   $  0.68
                                  =======    =======   =======

Weighted average number of common
  and common equivalent shares
  Primary                           6,014      5,947     5,212
                                  =======    =======   =======
  Fully Diluted                     6,014      6,234     5,211
                                  =======    =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                       ELXSI CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)
                                                      Cumulative
                                                        Foreign
                                  Additional  Accum-   Currency
                          Common    Paid-In   ulated  Translation
                           Stock   Capital   Deficit  Adjustment
                          ------  ---------- -------  ----------

Balance at December
  31, 1991                $ 113   $231,031  $(223,981)    $   --
One for twenty-five
  reverse stock split      (108)       108         --         --

Issuance of 751,000
  shares                     --      3,192         --         --

Foreign currency
  translation
   adjustment                --         --         --         (8)

Net income                   --         --      3,538
                          -----   --------  ---------     ------

Balance at December
  31, 1992                    5    234,331   (220,443)        (8)

Foreign currency
  translation
  adjustment                 --         --         --        (27)

Net income                   --         --      4,268         --

Balance at December
  31, 1993                    5    234,331   (216,175)       (35)

Foreign currency
  translation
  adjustment                 --         --         --        (21)

Purchase of 354,963
  shares of Common
  Stock and warrants
  to purchase
  761,638 shares of
  Common Stock               --     (3,499)        --         --

Exercise of Common
  Stock options
  to purchase
  18,400 shares              --         58         --         --

Net income                   --         --      4,734         --
                          -----   --------  ---------     ------

Balance at December
  31, 1994                $   5   $230,890  $(211,441)    $  (56)
                          =====   ========  =========     ======

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                        ELXSI CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Dollars in Thousands)


                                     Year Ended December 31,
                                -------------------------------
                                   1994       1993      1992
                                --------   --------   ---------

Cash flows from operating
  activities:

Net income                      $   4,734  $   4,268  $   3,538
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization     1,794      1,589     1,138
  Amortization of deferred
    debt costs                        126        157       144
  Amortization of debt discount        90         43        43
  Loss on disposal of equipment         7          2        --
  Change in cumulative foreign
    currency translation
    adjustment                        (21)       (27)      (8)

(Increase) decrease in assets:
  Accounts receivable                 301       (996)      803
  Inventories                        (794)    (1,709)     (125)
  Prepaid expenses and
    other current assets              207         30        34
  Other                                (9)      (110)        5
Increase (decrease) in liabilities:
  Accounts payable and
    drafts payable                    305      1,197      (298)
  Accrued expenses                    281       (671)     (406)
  Other current liabilities          (450)        --        --
  Other liabilities                   300        250       246
                                ---------- ---------- ---------
  Net cash provided by
    operating activities            6,871      4,023     5,114
                                ---------- ---------- ---------

Cash flows from investing
  activities:

  Acquisition of Cues, Inc.            --         --    (4,211)
  Purchase of property, building
    and equipment                  (2,363)    (1,856)  (1,342)
  Note receivable                  (1,156)        --        --
  Proceeds of sales of
    restaurants                        --         --       959
                                ---------- ---------- ---------

  Net cash used in
    investing activities        $  (3,519) $  (1,856) $  (4,594)
                                ---------- ---------- ---------


The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                        ELXSI CORPORATION
        CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                     (Dollars in Thousands)

                                     Year Ended December 31,
                                  -----------------------------
                                   1994       1993       1992
                                  -------   --------   --------

Cash flows from financing
  activities:
  Proceeds from issuance of
    long-term debt                $    --   $     --   $ 4,211
  Net borrowing (payment) of
    line of credit                  3,446     (2,135)  (4,713)
  Payments of long-term
    senior subordinated debt       (3,221)        --        --
  Purchase of Common Stock
    and warrants to
    purchase Common Stock          (3,499)        --        --
  Proceeds from exercise of
    common stock
    options                            58         --        --
  Payment of deferred bank fee       (109)        --        --
  Principal payments on
    capital lease                     (27)       (32)      (18)
                                  -------   --------   --------
  Net cash used in financing
    activities                     (3,352)    (2,167)     (520)
                                  -------   --------   --------

Decrease in cash and
  cash equivalents                     --         --        --

Cash and cash equivalents,
  beginning of period                  --         --        --
                                  -------   --------   --------

Cash and cash equivalents,
  end of period                   $    --   $     --   $    --
                                  =======   ========   ========

Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the year for:
  Interest                         $1,324     $1,482    $1,341
  Taxes                               455        223       338


Supplemental Disclosure of Noncash Investing and Financing
Activities:

In September 1989, the Company recorded a $301,000 warrant discount upon issuance of $2,000,000 in senior subordinated notes. Interest expense on the Income Statement for each of the years ended December 31, 1994, 1993 and 1992 includes $43,000, respectively of amortization of this debt discount. During 1994, the Company prepaid a portion of the senior subordinated notes and wrote off an additional $47,000 of the debt discount, which is included in interest expense during 1994.

In connection with the acquisition of Cues, Inc. (see Note 3) the Company issued 751,000 shares of Common Stock to the former parent of Cues, Inc.


The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                        ELXSI CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994


NOTE 1.   The Company

General   Prior to 1990, ELXSI Corporation (together with its
subsidiary, the "Company") operated principally through its wholly-owned California subsidiary, ELXSI. During that period, the principal business of ELXSI was the design, manufacture, sale and support of minisupercomputers. In July 1989, the Company announced a major restructuring of its computer operations. In September 1989, the Company discontinued all computer operations.

In September 1989 and January 1990, the Company entered into agreements with, and between, The Airlie Group L.P. ("Airlie"), Continental Illinois Equity Corporation ("CIEC") and Milley & Company ("M&C"), (hereinafter referred to collectively as the "Buyers") whereby the Buyers acquired 960,000 shares (adjusted for the one-for-twenty-five reverse split discussed in Note 11) of the Company's Common Stock for $3,000,000 in cash. In addition the Buyers loaned the Company $2,000,000 (see Note 6 for a more detailed discussion of this transaction). Subsequent to these transactions, the Company announced its intention of pursuing an active program of identifying, acquiring and managing middle market companies.

On July 1, 1991, ELXSI acquired thirty Bickford's and twelve Howard Johnson's Restaurants (the "Restaurants"), which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. (see
Note 3).

During 1992, ELXSI sold six of its Howard Johnson's Restaurants, converted four others into Bickford's Restaurants and opened one new Bickford's Restaurant. During 1993, ELXSI opened three new Bickford's Restaurants. During 1994, ELXSI opened two new Bickford's Restaurants and converted one of its two remaining Howard Johnson's Restaurant into a Bickford's Restaurant. As of December 31, 1994, ELXSI operated forty-one Bickford's and one Howard Johnson's Restaurant.

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando,
Florida and its two wholly owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, together referred to as ("Cues"), (see Note 3).

Cues is engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.


NOTE 2.   Summary of Significant Accounting Policies

Principles of Consolidation   The consolidated financial
statements include the accounts of ELXSI Corporation and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents   The Company has instituted a cash
management system whereby cash generated by operations is immediately used to reduce debt. Accordingly the Company maintains no cash or cash equivalents.

Inventories   Inventories are stated at the lower of cost or
market determined by the first-in, first-out method.

Property, Buildings and Equipment   Property, buildings and
equipment, including buildings under capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method for book and tax purposes. Buildings held pursuant to capital leases are amortized over the shorter of the term of the respective lease including options or the estimated useful life. The estimated lives used are:

    Buildings and improvements              30 years
    Equipment, furniture and fixtures        7 years

Depreciation and amortization expense for 1994, 1993 and 1992 was $1,614,000, $1,409,000 and $1,053,000, respectively.

Intangibles   The excess of cost over fair value of net assets
acquired is being amortized over 35 years using the straight line method. Amortization expense for 1994, 1993 and 1992 was $151,000, $151,000 and $56,000, respectively. Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying value of such intangibles assets as of each balance sheet presented.

Trademarks are being amortized over 35 years using the straight line method. Amortization expense for 1994, 1993 and 1992 was $29,000, $29,000 and $29,000, respectively.

Deferred Debt Costs   Deferred debt costs are amortized over the
term of the loan to interest expense using the effective interest method. As of December 31, 1994 and 1993, $322,000 and $392,000,
respectively remains to be amortized over future periods.
Amortization expense in 1994, 1993 and 1992 was $126,000,
$157,000 and $144,000, respectively.

Foreign Currency Translation   The assets and liabilities of the
Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

Income Taxes   The Company follows Statement of Financial
Accounting Standards Number 109 "Accounting For Income Taxes". This Statement provides for accounting for taxes under an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities (see Note 5).

Net Income Per Common Share   Net income per common share is
computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the respective periods. All applicable share and per share data have been adjusted to reflect the reverse split (see Note 11).

NOTE 3.   Acquisitions

ELXSI acquired Cues, a manufacturer of video inspection and repair equipment serving the waste water and environmental industries on October 30, 1992. In connection with the acquisition, the Company issued 751,000 shares of its Common Stock valued at $4.25 per share and warrants to purchase an additional 68,762 common shares to the former parent of Cues. In addition, ELXSI borrowed $4,211,000 on its amended bank line of credit to pay the outstanding debt of Cues to its former parent. The acquisition was accounted for as a purchase and the results of Cues are included in the consolidated statement of operations from the date of acquisition. The excess of the cost over the fair value of net assets acquired of $3,690,000 is being amortized on a straight line basis over 35 years.

The acquisition included all of the assets and liabilities of Cues and its subsidiaries, including a 26,000 square foot office and manufacturing facility located in Orlando, Florida, equipment and inventory.


The following unaudited pro forma consolidated results of operations assume that the acquisition occurred at January 1, 1992.

                                             Year Ended
                                          December 31, 1992
                                          -----------------

     Net sales                              $50,250,000
     Income before discontinued operations    4,424,000
     Net income                               4,424,000
     Earnings per share                             .75

ELXSI purchased the Restaurants on July 1, 1991 for $23,867,000, including fees. The acquisition has been accounted for as a purchase and the results of the Restaurants have been included in the accompanying statements of operations since the acquisition date. The excess of the cost over the fair value of net assets acquired of $1,559,000, as adjusted, is being amortized on a straight line basis over 35 years.

NOTE 4.   Composition of Certain Financial Statement Components

                                         Year Ended December 31,
                                     ----------------------------
                                          1994            1993
                                     ------------     -----------
Inventory:
  Raw materials and finished goods   $  4,191,000     $ 3,756,000
  Work in process                       2,017,000       1,658,000
                                     ------------     -----------
                                     $  6,208,000     $ 5,414,000
                                     ============     ===========

Property, buildings and equipment
  consist of:
    Land                             $  7,298,000     $ 7,123,000
      Buildings and improvements       12,865,000      12,425,000
      Buildings held pursuant
        to capital leases               1,671,000       1,671,000
      Equipment, furniture and
        fixtures                        6,855,000       5,161,000
                                     ------------     -----------
                                       28,689,000      26,380,000

    Accumulated depreciation
      and amortization                 (4,414,000)    (2,847,000)
                                     ------------     -----------
                                     $ 24,275,000     $23,533,000
                                     ============     ===========

  Intangible assets consist of:
    Excess of cost over fair
      value of net assets acquired   $  5,249,000     $ 5,249,000
    Trademarks                          1,030,000       1,030,000
    Liquor licences                        85,000          85,000
                                     ------------     -----------
                                        6,364,000       6,364,000

    Accumulated amortization             (473,000)      (293,000)
                                     ------------     -----------
                                     $  5,891,000     $ 6,071,000
                                     ============     ===========


The excess of cost over fair value of net assets acquired, trademarks and liquor licenses balances represent the value assigned to these intangible assets upon the acquisition of the Restaurants and Cues by ELXSI.

                                         Year Ended December 31,
                                     ----------------------------
                                          1994            1993
                                     -----------      -----------

Accrued expenses consist of:
  Accrued salaries, benefits and
    vacation                         $ 1,092,000      $ 1,017,000
  Other reserves                         683,000          881,000
  Other taxes                            463,000          342,000
  Accrued rents                          257,000          203,000
  Accrued utilities                      221,000          203,000
  Accrued professional                   213,000          180,000
  Accrued insurance                      167,000               --
  Warranty accrual                       150,000          124,000
  Accrued interest and bank fees         240,000          126,000
  Accrued acquisition costs               84,000           93,000
  Accrued management fees - related
    party                                 20,000           49,000
  State and federal income taxes          17,000          164,000
  Other accrued expense                  395,000          339,000
                                     -----------      -----------
                                     $ 4,002,000      $ 3,721,000
                                     ===========      ===========

NOTE 5.   Income Taxes

Effective January 1, 1993, the Company adopted the provisions of SFAS 109. As a result of the adoption of SFAS 109, the Company recorded a deferred tax asset of $88,698,000 which was fully offset by a valuation allowance in accordance with the provisions of SFAS 109 at January 1, 1993.

Pre-tax income for the years ended December 31, 1994 and 1993 was as follows:



                                          1994            1993
                                     ------------     -----------

    Domestic                         $ 4,911,000      $ 4,575,000
    Foreign                              189,000           41,000
                                     ------------     -----------
      Total                          $ 5,100,000      $ 4,616,000
                                     ============     ===========

Income tax expense for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                     Year Ended December 31,
                                 -----------------------------
                                   1994        1993     1992
                                 --------   --------  --------

  Current tax expense
     Federal                     $ 88,000   $116,000  $ 81,000
     State and local              278,000    232,000   179,000
                                 --------   --------  --------
     Total current               $366,000   $348,000  $260,000
                                 ========   ========  ========

Deferred tax (liabilities) assets are comprised of the following at
December 31, 1994 and 1993:


                                          1994            1993
                                     -------------    -----------

    Accrued expenses and other       $ (1,174,000)    $ (868,000)
                                     -------------    -----------
    Gross deferred tax liabilities     (1,174,000)      (868,000)
                                     -------------    -----------


    Syndication costs                    1,662,000      1,662,000

    Acquisition costs                      421,000        421,000
    Accrued expenses and other           1,031,000        939,000
    Loss carryforwards                  76,854,000     78,370,000
    Credit carryforwards                 6,730,000      6,730,000
                                     -------------    -----------
      Gross deferred tax assets         86,698,000     88,122,000
                                     -------------    -----------

    Deferred tax asset valuation
      allowance                       (85,524,000)   (87,254,000)
    Net deferred taxes               $         --     $       --
                                     =============    ===========

The Company has net operating loss carryforwards for federal income tax purposes of approximately $226 million at December 31, 1994. The net operating loss carryforwards expire between 1997 and 2005. The Company also has investment tax credit carryforwards of approximately $3.2 million, research and development tax credit carryforwards of approximately $3.3 million and minimum tax credit carryforwards of approximately $230,000. The investment tax credit and research and development tax credit carryforwards expire between 1997 and 2003 and the minimum tax credit carryforwards have an unlimited carryforward period.


A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December
31, 1994, 1993 and 1992 is as follows:

                                     Year Ended December 31,
                                   ---------------------------
                                   1994       1993        1992
                                   -----      -----      -----

  Federal income tax rate           34.0%      34.0%      34.0%
  State income taxes, net of
    federal benefit                  5.3        4.9        4.6
  Other                              (.1)        .6         .3
  Recognition of net
    operating loss                 (32.0)     (32.0)     (32.0)
                                   -----      -----      -----
  Effective income tax rate          7.2%       7.5%       6.9%
                                   =====      =====      =====

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

NOTE 6.   Notes Payable and Related Party Transactions

On September 25, 1989, the Company consummated a Stock and Note Purchase Agreement ("Agreement") with Airlie and M&C, whereby Airlie and M&C loaned the Company $1,750,000 and $250,000, respectively, for 15% senior subordinated ten-year notes, and warrants to purchase 1,053,500 and 150,500 shares, respectively, of the Company's Common Stock. The Company recorded as paid-in-capital (relating to the warrants) a discount of $301,000 to reflect a valuation of $0.25 per warrant which was determined by the Company to represent the fair market value of the warrants at the inception of the Agreement. The warrants have an exercise price of $3.125 per share, are immediately exercisable, and expire on September 25, 1996. The notes bear interest at 15% payable quarterly, commencing on November 15, 1989. Principal is to be repaid in five annual $400,000 installments commencing on September 25, 1995. In addition, Airlie purchased 960,000 shares of the Company's Common Stock for $3,000,000 in cash and granted to ELX Limited Partnership ("ELX"), of which the President of the Company is the sole general partner and other officers of the Company are limited partners, a currently exercisable seven-year option to purchase up to 480,000 of the 960,000 shares of the Common Stock, at an exercise price of $3.125 per share.

In January 1990, CIEC purchased from Airlie 220,400 shares of the Company's Common Stock as well as $402,000 principal amount of notes. In addition, the Company and Airlie modified the warrants, described above, for the purchase of 1,053,500 shares of the Common Stock of the Company, in that such warrants were exchanged for two warrants, one exercisable for 811,638 shares of Common Stock and the second exercisable for 24,186 shares of the Company's Series A Non-Voting Convertible Preferred Stock, which is convertible, under certain specified conditions, into 241,862 shares of the Common Stock. The Series A Non-Voting Convertible Preferred Stock carries a liquidation preference of $0.002 per share and does not vote, but otherwise has substantially the same rights as the Common Stock. Following the issuance of the two warrants, the second warrant was sold by Airlie to CIEC. In addition, in connection with such purchases, the option previously granted by Airlie to ELX was amended to be exercisable for 369,800 shares of Common Stock, and an option to purchase 110,200 shares of Common Stock at a price of $3.125 per share was granted by CIEC to ELX.

On June 27, 1991, in connection with the Restaurant purchase, Airlie, CIEC and M&C purchased an additional, $1,685,000, $502,000 and $313,000, respectively, of the Company's senior subordinated notes. The notes bear interest at 14.5% and are payable in five annual installments of $500,000 commencing on June 27, 1997.

On November 15, 1993, Airlie sold $500,000 of its 14.5% senior subordinated notes. In connection with the sale, Milley Management, Inc., a management consulting firm, of which the President of the Company is the President and majority stockholder, acquired 50,000 of the outstanding warrants previously issued by the Company to Airlie and Cadmus Corporation, whose President and principal owner is Alexander M. Milley, purchased $125,000 of the senior subordinated notes from Airlie. The remaining $375,000 was purchased by three unrelated entities.

On May 19, 1994, the Company purchased all of the 15.0% and 14.5% notes held by Milley Management, Inc. at their face value of approximately $250,000 and $313,000, respectively. Milley
Management, Inc. waived the prepayment penalties.

On December 8, 1994, in connection with a complete divestiture of Airlie's holdings in the Company, the Company purchased all of the 15.0% and 14.5% notes held by Airlie at their face value of approximately $1,348,000 and $1,185,000, respectively. Airlie waived the prepayment penalties and the Company agreed to cancel the remaining debt commitment due from Airlie. In addition to the two notes, the Company purchased and retired 354,963 shares of the Company's Common Stock at $5.25 per share and 761,638 warrants to purchase the Company's common stock for $2.125 per share.

In conjunction with the above transaction, the Company loaned ELX approximately $1,156,000 on December 8, 1994. ELX used the proceeds to exercise its option to purchase 369,800 shares held by airlie under an existing option, which expired on September 25, 1996. The note bears interest at 1/2% above the Company's senior debt borrowing rate, and the principal and interest are due on December 8, 1997.

Also on December 8, 1994, Cadmus purchased 50,000 shares of the Company Common Stock held by Airlie for $5.25 per share. The above December 8, 1994 transactions represented a complete divestiture of the Company's securities held by Airlie. The source of the funds was the bank line of credit.

Transactions with Milley Management, Inc.   In connection with
the Agreements described above, ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with Cadmus. The management agreement which was scheduled to expire in September 1992 was extended for an additional three years. Certain of the Company's officers and directors are affiliated with Cadmus. Such management agreement provides for Cadmus to receive for management services rendered, compensation of $500,000 per year commencing as soon as the Company has operating income, as defined, of $1,250,000 for a fiscal quarter, plus reimbursement for reasonable expenses. The fee shall be discontinued immediately following a year in which the Company has operating income, as defined, of less than $4,000,000 and shall be reinstated in the month following a quarter in which the Company has operating income, as defined, of $1,250,000. During 1994, 1993 and 1992, the Company was charged management fees of $500,000 each year. Milley Management, Inc. also provides the Company with general and administrative services. During 1994, 1993 and 1992, the Company was charged $41,000, $42,000 and $42,000, respectively, for such items. At December 31, 1994 and 1993, accrued expenses includes $20,000 and $49,000, respectively, due to Milley Management, Inc. under such agreement.


NOTE 7.   Long-Term Debt   Long-term debt consists of the
following:

                                             December 31,
                                          1994            1993
                                         -----------  -----------


  1.  ELXSI

  Note payable to bank; $11,080,000
  amended line of credit, interest
  due monthly at prime plus 1.5%
  (10.0% at December 31, 1994),
  maturing on June 28, 1996.  The
  line of credit provides for
  minimum monthly reductions in
  available credit of $220,000
  beginning December 31, 1994.
  The line is secured by assets of
  the Company, including real estate
  and the outstanding stock of ELXSI.
  The note provides for interest of
  1/2% on the unused portion of the
  line of credit.  In addition, the
  agreement restricts the payment of
  cash dividends on Common Stock to an
  amount not to exceed 50% of the
  excess cash flow as defined in the
  agreement.                             $ 9,280,000  $ 5,853,000

  2.  ELXSI Corporation

  Unsecured senior subordinated
  note payable with interest at
  15% payable quarterly in
  arrears, commencing November
  15, 1989.  The principal is
  payable in five equal annual
  installments of approximately
  $80,000 commencing September 25, 1995.
  At issuance, ELXSI Corporation
  recorded the note at a discount,
  which is being amortized to interest
  expense on a straight line basis
  over the life of the note.                 374,000    1,882,000

  3.  ELXSI Corporation

  Unsecured senior subordinated
  notes payable with interest at
  14.5% payable quarterly in
  arrears, commencing August 15,
  1991.  The principal is payable
  in five equal annual installments
  of approximately $175,000 commencing
  June 27, 1997.                             877,000    2,500,000

  4.  Cues

  Mortgage payable at 8.25% on the
  land and building owned by Cues B.V.       141,000      130,000


  Other                                       30,000       22,000
                                         -----------  -----------
                                         $10,702,000  $10,387,000
  Less current portion                     1,063,000       16,000
                                         -----------  -----------
                                         $ 9,639,000  $10,371,000
                                         ===========  ===========


The above debt, contains, among other provisions, financial covenants related to the maintenance of minimum net worth, restrictions on capital expenditures and compliance with certain ratios including liabilities to net worth and interest coverage. Aggregate maturities of long-term debt for the five years ending December 31, 1999 and thereafter are as follows:

               1995                    $ 1,063,000
               1996                      8,423,000
               1997                        269,000
               1998                        265,000
               1999                        265,000
               Thereafter                  417,000
                                       -----------
                                       $10,702,000
                                       ===========

NOTE 8.   Commitments and Contingencies   ELXSI conducts a
substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at thirty of its forty-two restaurants under terms of numerous lease agreements expiring on various dates including options through 2032. The majority of the leases provide that ELXSI pay taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the related agreements. Generally, the leases provide for renewal options and in most cases, management expects that in the normal course of business, lease agreements will be renewed or replaced by other leases.

Cues has several noncancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments as of December 31, 1994:


                                Capital Leases   Operating Leases
                                --------------   ----------------

  Year ended December 31, 1995      $  175,000       $ 1,360,000
  Year ended December 31, 1996         175,000         1,262,000
  Year ended December 31, 1997         175,000         1,167,000
  Year ended December 31, 1998         175,000           955,000
  Year ended December 31, 1999         175,000           905,000
  Thereafter                         2,891,000         4,179,000
                                    ----------        ----------
  Total minimum lease payments       3,766,000        $9,828,000
                                                      ==========
  Less - Amount representing
    interest                         2,164,000
  Present value of net minimum
    capital lease payments           1,602,000
  Less - current portion                33,000
                                    ----------
  Long-term capital lease
    obligation                      $1,569,000
                                    ==========

Included in the above schedule of future minimum lease commitments are sublease rental income of $79,000 and $12,000 for 1995 and 1996, respectively. Rent expense charged to operations, amounted to $1,701,000, $1,516,000 and $1,322,000 during 1994,
1993, and 1992, respectively.

Cues has an agreement with a truck dealer to deliver truck bodies which are used in the manufacture of certain Cues products.
Under this agreement, Cues reimburses the dealer's floor-plan financing costs for those vehicles held by the dealer until delivery to Cues. The amount of this reimbursement for 1994, 1993 and the period from acquisition to December 31, 1992 was $57,000, $25,000 and $3,000, respectively. At December 31, 1994 and 1993, truck bodies held by the dealer under this agreement were valued at $719,000 and $383,000, respectively.

NOTE 9.   Thrift and Profit Sharing Plan   In 1986, Cues
established a contributory trusteed thrift and profit sharing plan covering all of its employees who have completed one year of eligible service as of the plan's December 1, 1986 effective date. The plan's enrollment dates are January 1, April 1, July 1, and October 1, of each year. Participants have the option of making after-tax or deferred cash contributions, not to exceed 6% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution. The participants may make additional voluntary contributions to the plan which are not supplemented by employer contributions. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1994, 1993 and the period from acquisition to December 31, 1992 was $40,000, $48,000 and $8,000, respectively..

NOTE 10.   Non Compete Agreement   In connection with the
acquisition of Cues by its former owner, Cues entered into a four year non compete agreement commencing March 3, 1989. Cues had paid $258,000 of this obligation prior to the Company's acquisition. The remaining obligation of $86,000 was paid in 1993.

NOTE 11.   Common Stock   At the Company's annual meeting held on
May 27, 1992, stockholders approved a one-for-twenty-five reverse split of the Company's outstanding shares of Common Stock, which became effective the same date. The par value of the Common Stock and the total authorized shares remains $.001 per share and 160,000,000 shares, respectively. In lieu of any fractional share held by a stockholder after adjusting for the reverse split, he or she is entitled to one full post-reverse split share. All applicable share and per share data have been adjusted to reflect the reverse split.

Activity in common stock shares for the years ended December 31, 1994, 1993 and 1992 was as follows:


                               1994        1993          1992
                             ---------  ---------     -----------
Common Stock Issued:

  Balance at beginning
    of year                  5,368,870  5,282,359     113,256,712
  One-for-twenty-five
    reverse stock split             --         --   (108,726,444)
  Issuance of fractional
    shares                          26        357           1,091
  Options exercised             18,400         --              --
  Warrants exercised                --     86,154              --
  Shares repurchased and
    cancelled                (354,963)         --              --
  Issuance of 751,000
    shares                          --         --         751,000
                             ---------  ---------     -----------
  Balance at end of year     5,032,333  5,368,870       5,282,359
                             =========  =========     ===========


NOTE 12.   Common Stock Options and Warrants

Common Stock Options   At December 31, 1994, the Company had a
total of 520,187 common shares reserved for issuance under its stock option plans. Options under the Company's plans are granted at prices determined by the Board of Directors, but not less than the fair market value of the Common Stock on the date of grant. Options generally become exercisable in cumulative annual installments beginning one year after the date of grant, are fully exercisable after five years, and expire after 10 years. During 1993, stockholders approved the 1993 Incentive Stock Option Plan (the "Plan") consisting of 300,000 shares. Under the Plan 140,000 and 100,400 shares were granted at exercises price of $5.75 and $5.375 per share in 1994 an 1993, respectively. The shares become exercisable on November 19, 1994 and March 8, 1994, respectively. During the year ended December 31, 1992, the Company granted stock options for the purchase of 100,000 shares at an exercise price of $5.00 per share. The grant became fully exercisable when ratified by the Company's Stockholders at its annual meeting dated May 27, 1993.



Activity in the Company's Common Stock option plans, adjusted for the one-for-twenty-five reverse stock split, are summarized below:


                                     Shares      Option Prices
                                    --------  ------------------

Outstanding at December 31, 1992      21,398  $3.125 - $26.50
  Granted                            200,400   $5.00 - $ 5.375
  Exercised                               --
  Cancelled                          (1,198)   $7.75 - $25.00
                                     -------
Outstanding at December 31, 1993     220,600  $3.125 - $26.50
  Granted                            140,000       $5.75
  Exercised                         (18,400)
  Cancelled                               --          -
                                     -------
Outstanding at December 31, 1994     342,200  $3.125 - $26.50
                                     =======

Options available for grant under all of the these plans total
177,987 shares and 299,587 shares at December 31, 1994 and 1993, respectively.

Warrants   At December 31, 1994, the Company had a total of
511,124 common shares reserved for issuance pursuant to the warrants as follows:

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


Phantom Option Plan The phantom stock option plan was implemented in 1992 as a long term incentive plan for four key Bickford's employees. At the inception of the plan, the group paid an initial investment totalling approximately $116,000.
Each participant is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's, as defined, less the balance of his exercise price payable upon exercise. All of the phantom stock options were granted in 1992 and vested or will vest on each July 1 as follows: 2.8% in 1991; 3.4% in 1992; 3.4% in 1993;
3.4% in 1995; and .9% in 1996. When full vesting occurs on July 1, 1996, the group, as a whole, will have phantom stock option rights with respect to 13.9% of the appraised value of Bickford's, as defined. For each one percent of vested rights exercised the participant is required to pay an exercise price of $74,000 (less his initial investment). The phantom stock options may be exercised on the earliest of July 1, 2001, the termination of the employees' employment or the sale of the Restaurant division. During 1994, 1993 and 1992, the Company recorded compensation expense related to the phantom stock option plan of $300,000, $250,000 and $130,000, respectively.


NOTE 13.   Segment Reporting

Since November 1, 1992 the Company has operated in two segments, restaurant management and equipment manufacturing. From July 1, 1991 to October 31, 1992, the Company had operated in one segment, restaurant management. Summarized financial information by business segment for the years ended December 31, 1994, 1993 and 1992 is as follows:


                              1994          1993          1992
                         -----------    -----------   -----------

Net Sales:
  Restaurants            $43,391,000    $38,903,000   $36,100,000
  Equipment               19,032,000     16,779,000     2,039,000
                         -----------    -----------   -----------
                         $62,423,000    $55,682,000   $38,139,000
                         ===========    ===========   ===========
Operating Income:
  Restaurants            $ 6,404,000    $ 6,215,000   $ 5,958,000
  Equipment                1,346,000      1,210,000        99,000
  Corporate              (1,191,000)    (1,076,000)     (985,000)
                         -----------    -----------   -----------
                         $ 6,559,000    $ 6,349,000    $5,072,000
                         ===========    ===========   ===========

Total Assets:
  Restaurants            $25,989,000    $25,828,000   $25,017,000
  Equipment               13,182,000     12,688,000    10,180,000
  Corporate                1,345,000          4,000         5,000
                         -----------    -----------   -----------
                         $40,516,000    $38,520,000   $35,202,000
                         ===========    ===========   ===========

Depreciation and Amortization:
  Restaurants             $1,460,000     $1,288,000    $1,086,000
  Equipment                  334,000        301,000        52,000
                         -----------    -----------   -----------
                          $1,794,000     $1,589,000    $1,138,000
                         ===========    ===========   ===========

Capital Expenditures:
  Restaurants             $2,015,000     $1,666,000    $1,297,000
  Equipment                  348,000        190,000        45,000
                         -----------    -----------   -----------
                          $2,363,000     $1,856,000    $1,342,000
                         ===========    ===========   ===========

There were no intersegment sales or transfers during 1994, 1993, and 1992. Operating income by business segment excludes interest income, interest expense, and unallocated corporate expenses. Corporate assets consist principally of prepaid expenses and the related party note receivable.

Foreign assets, revenues, and export sales each represents less than ten percent of the Company's totals. No material amount of the Company's sales are dependent upon a single customer.

NOTE 15. Subsequent Event In January 1995, the Company purchased and retired 240,000 shares of it's Common Stock for approximately $1,224,000. The bank loan agreement was amended to provide additional availability of $1,500,000 to fund the purchase.

NOTE 16. Quarterly Financial Data - (Unaudited) The following summarizes quarterly financial data for 1994 and 1993 (in thousands, except per share data):

                                           1994
                          -----------------------------------
                          Mar. 31, June 30, Sep. 30, Dec. 31,
                          -------- -------- -------- --------

     Net sales            14,228    15,631  16,844   15,720
     Gross profit          3,000     3,864   4,190    3,929
     Income before income
       taxes                 535     1,345   1,769    1,451
     Net income              489     1,239   1,631    1,375
     Earnings per share:
       Primary               .08       .20     .27      .24
       Fully diluted         .08       .20     .27      .24


                                         1993
                          -----------------------------------
                          Mar. 31, June 30, Sep. 30, Dec. 31,
                          -------- -------- -------- --------

     Net sales            11,871    14,165  15,499   14,147
     Gross profit          2,908     3,638   4,121    3,677
     Income before income
       taxes                 565     1,139   1,698    1,214
     Net income              515     1,017   1,535    1,201
     Earnings per share:
       Primary               .09       .17     .26      .20
       Fully diluted         .09       .17     .26      .19

PAGE

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               ELXSI CORPORATION AND SUBSIDIARIES
                     (Dollars in Thousands)


                                                   Additions
                                             --------------------
                                                       Charged to
                               Balance at     Charged     Other
                              Beginning of   Costs and  Accounts-
                                 Period      Expenses   describe
                              ------------   --------- ---------

Year ended December 31, 1994
  Account deducted from
    assets:
      Reserve for doubtful
        accounts receivable          $ 77       $ 3     $ --
                                     ====       ===     ====
      Inventory reserve              $262       $53     $ --
                                     ====       ===     ====

Year ended December 31, 1993
  Account deducted from
    assets:
      Reserve for doubtful
        accounts receivable          $ 38       $35     $  6 (D)
                                     ====       ===     ====
      Inventory reserve              $339       $29     $ --
                                     ====       ===     ====

Year ended December 31, 1992
  Account deducted from
     assets:
       Reserve for doubtful
         accounts receivable          $--       $--     $ 44 (A)
                                     ====       ===     ====
       Inventory reserve              $--       $       $473 (A)
                                     ====       ===     ====

(A) Acquired in connection with Cues acquisition on October 30, 1992.
(B) Uncollectible accounts written off during 1994, 1993 and the two months from acquisition on October 30, 1992 to December 31, 1992.
(C) Obsolete inventory written off during 1993, 1993 and the two months from acquisition on October 30, 1992 to December 31, 1992.
(D)  Bad debt recoveries.

PAGE

(continuation)

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               ELXSI CORPORATION AND SUBSIDIARIES
                     (Dollars in Thousands)

                                             Balance
                              Deductions     at End
                                Describe    of Period
                              ----------    ---------
Year ended December 31, 1994
  Account deducted
    from assets:
      Reserve for
        doubtful accounts
        receivable              (45)  (B)      $ 35
                                 ==            ====
      Inventory reserve        (215)  (C)      $100
                                ===            ====

Year ended December 31, 1993
  Account deducted
    from assets:
      Reserve for
        doubtful accounts
        receivable               (2)  (B)      $ 77
                                  =            ====
      Inventory reserve        (106)  (C)      $262
                                ===            ====

Year ended December 31, 1992
  Account deducted from assets:
     Reserve for
       doubtful accounts
       receivable             $  (6)  (B)      $ 38
                              =====            ====
     Inventory reserve        $(134)  (C)      $339
                              =====            ====

(A) Acquired in connection with Cues acquisition on October 30, 1992.
(B) Uncollectible accounts written off during 1994, 1993 and the two months from acquisition on October 30, 1992 to December 31, 1992.
(C) Obsolete inventory written off during 1993, 1993 and the two months from acquisition on October 30, 1992 to December 31, 1992.
(D)  Bad debt recoveries.