Form 10-Q
period 1995-09-30
ELXSI CORP /DE//
filed 1995-11-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               --------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES      EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-11877
                                               ----------------


                           ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
--------------------------------------------------------------------------------
(Address of principal executive offices)                Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -------

On November 6, 1995, the registrant had outstanding 4,792,345 shares of Common Stock, par value $0.001 per share.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ELXSI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                  A S S E T S



                                      September 30,   December 31,
                                          1995            1994
                                          ----            ----



Current assets:

   Accounts receivable, net             $  2,823        $   2,278

   Inventories, net                        7,419            6,208

   Prepaid expenses and other
     current assets                          281              205
                                        --------        ---------

      Total current assets                10,523            8,691

Property, buildings and equipment, net    27,895           24,275

Intangible assets, net                     5,752            5,891

Deferred debt costs, net                     257              322

Note receivable - related party            1,156            1,156

Other                                        338              181
                                        --------        ---------

      Total assets                      $ 45,921        $  40,516
                                        ========        =========








The accompanying notes are an integral part of these consolidated financial statements.


                               ELXSI CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,   December 31,
                                               1995            1994
                                               ----            ----

Current liabilities:
   Accounts payable and drafts payable       $  2,804        $   4,016
   Accrued expenses                             4,799            4,002
   Capital lease obligations - current             36               33
   Current portion of long-term debt            1,678            1,063
                                             --------        ---------
      Total current liabilities                 9,317            9,114

Capital lease obligations - non current         1,541            1,569
Long-term debt, net of discount                12,588            9,639
Other liabilities                               1,058              796
                                             --------        ---------

      Total liabilities                        24,504           21,118

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
   Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                   --               --
  Common stock, par value $0.001 per share
    Authorized--160,000,000 shares
    Issued and outstanding--4,792,342
      shares at September 30, 1995 and
      5,032,333 shares at December 31,
      1994                                          5                5
  Additional paid-in capital                  229,666          230,890
  Accumulated deficit                        (208,180)        (211,441)
  Cumulative foreign currency
    translation adjustment                        (74)             (56)
                                             --------        ---------

      Total stockholders' equity               21,417           19,398
                                             --------        ---------

      Total liabilities and stockholders'
        equity                               $ 45,921        $  40,516
                                             ========        =========







The accompanying notes are an integral part of these consolidated financial statements.

                               ELXSI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                                -------------         -------------
                               1995       1994      1995       1994
                               ----       ----      ----       ----


Net  sales                   $22,048    $16,844    $54,576    $46,703

Costs and expenses:
   Cost of sales              17,544     12,654     42,759     35,649
   Selling, general and
     administrative            1,846      1,618      5,267      4,938
   Depreciation and
     amortization                602        461      1,631      1,370
                             -------    -------    -------    -------

Operating income               2,056      2,111      4,919      4,746

Other income (expense):
   Interest expense             (487)      (340)    (1,335)    (1,079)
   Interest income                33         --         97         --
   Other expense                 (11)        (2)       (35)       (18)
                             -------    -------    -------    -------

Income before income taxes     1,591      1,769      3,646      3,649

Provision for income taxes       159        138        385        290
                             -------    -------    -------    -------

Net income                    $1,432    $ 1,631    $ 3,261    $ 3,359
                              ======    =======    =======    =======

Net income per common share   $ 0.28    $  0.27    $  0.64    $  0.55
                              ======    =======    =======    =======

Weighted average number of
   common and common
   equivalent shares           5,120      6,040      5,104      6,100
                               =====      =====      =====      =====











The accompanying notes are an integral part of these consolidated financial statements.


                               ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                  (Unaudited)


                                                                     Cumulative
                                               Additional   Accum-     Foreign
                                Common Stock    Paid-In    ulated   Translation
                              Shares    Dollars  Capital    Deficit  Adjustment
                              ------    -------  -------    -------  ----------

Balance at December 31,
  1994                         5,032     $ 5    $ 230,890  $(211,441)  $ (56)

Net income                        --      --           --      3,261      --

Foreign currency translation
   adjustment                     --      --           --         --     (18)

Purchase of 240,000 shares
   of Common Stock              (240)     --       (1,224)        --       --
                             -------     ---    ---------  ---------   ------

Balance at September 30,
   1995                      $  4,792    $ 5    $ 229,666  $(208,180)  $  (74)
                             ========    ===    =========  =========   ======

























The accompanying notes are an integral part of these consolidated financial statements.


                               ELXSI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  1995               1994
                                                  ----               ----
Cash flows from operating activities:
Net income                                      $  3,261          $  3,359

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization                   1,631             1,370
   Amortization of deferred debt costs               167                82
   Amortization of debt discount                      12                33
   (Gain) loss on disposal of equipment               (4)                9
   Change in cumulative foreign currency
    translation adjustment                           (18)              (20)

(Increase) decrease in assets:
   Accounts receivable                              (545)              373
   Inventories                                    (1,211)              126
   Prepaid expenses and other current
     assets                                          (76)              244
   Other                                            (134)               (8)
Increase (decrease) in liabilities:
   Accounts payable and drafts payable            (1,212)             (599)
   Accrued expenses                                  797               (60)
   Other liabilities                                 262               225
                                                --------          --------
   Net cash provided by operating
     activities                                    2,930             5,134
                                                --------          --------

Cash flows from investing activities:
   Purchase of property, buildings and
     equipment                                    (1,308)           (1,244)
   Purchase of sixteen Abdow's
      Restaurants                                 (3,800)               --
                                                --------          --------
   Net cash used in investing activities          (5,108)           (1,244)
                                                --------          --------

Cash flows from financing activities:
   Net borrowing (payment) of
     long-term debt                                   52            (3,530)
   Borrowing of long-term debt to
    acquire sixteen Abdow's Restaurants            3,500                --
   Principal payments on capital leases              (25)              (21)
   Proceeds from exercise of common stock options    --                 58
   Purchase of Common Stock                       (1,224)                --
   Payment of deferred bank fees                    (125)             (397)
                                                --------          --------
   Net cash used in financing activities        $  2,178          $ (3,890)
                                                ========          ========


The accompanying notes are an integral part of these consolidated financial statements.


                               ELXSI CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                  (Unaudited)



                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       1995            1994
                                                       ----            ----

Increase (decrease) in cash and cash equivalents     $     --        $     --

Cash and cash equivalents, beginning of period             --              --
                                                     --------        --------

Cash and cash equivalents, end of period             $     --        $     --
                                                     ========        ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
  Income taxes                                       $    502        $    447
  Interest                                              1,123             966



















The accompanying notes are an integral part of these consolidated financial statements.

                               ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

Note 1.  The Company

General The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Since July 1991, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants and opened seven new Bickford's Restaurants. On July 3, 1995, ELXSI acquired sixteen Abdow's Family Restaurants from the Abdow Corporation of Springfield, Massachusetts with the intention of converting most into Bickford's Restaurants over a twelve to eighteen month period. During the third quarter of 1995, ELXSI converted one Abdow's Restaurant into a Bickford's Restaurant. Currently, ELXSI operates forty three Bickford's, fifteen Abdow's and one Howard Johnson's Restaurants.

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


Note 2.   Acquisition

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation of Springfield, MA for a price of approximately $3,800,000 including estimated acquisition related expenses of approximately $300,000. The transaction, which includes the leasing of 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut, brought the total number of restaurants operated by ELXSI to 59.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

The Company's revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

Nine Months Ended September 30, 1995

During the first nine months of 1995, the Company had net sales of $54,576,000, cost of sales of $42,759,000, selling, general and administrative expenses of $5,267,000 and depreciation and amortization expense of $1,631,000, resulting in operating income of $4,919,000. The operating income of $4,919,000 was increased by interest income of $97,000 and reduced by interest expense of $1,335,000, other expense of $35,000 and income taxes of $385,000 resulting in net income of $3,261,000.

Earnings per share for the nine months ended September 30, 1995 was $0.64 per share and the weighted average shares outstanding was 5,104,000. This compares to $0.55 per share for the corresponding period in 1994 when there were 6,100,000 weighted average shares outstanding. The decrease in the weighted average shares outstanding in 1995 resulted from the repurchase of Common Stock and Warrants to purchase Common Stock during the fourth quarter of 1994 and the first quarter of 1995 and, to a lesser extent, a decrease in the average stock market price during the first nine months of 1995 as compared to the same period in 1994. The average stock market price for the first nine months of 1995 was $6.20 compared to an average of $6.65 in the corresponding period of 1994. A decrease in stock price results in a lesser number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

Nine Months Ended September 30, 1994

During the first nine months of 1994, the Company had net sales of $46,703,000, cost of sales of $35,649,000, selling, general and administrative expenses of $4,938,000 and depreciation and amortization expense of $1,370,000, resulting in operating income of $4,746,000. The operating income of $4,746,000 was reduced by interest expense of $1,079,000, other expense of $18,000 and income taxes of $290,000 resulting in net income of $3,359,000.

Earnings per share for the nine months ended September 30, 1994 was $0.55 per share and the weighted average shares outstanding was 6,100,000.

COMPARISON OF NINE MONTH 1995 RESULTS TO 1994 RESULTS

The nine month sales increased $7,873,000, gross profit increased $763,000, selling, general and administrative expense increased $329,000 and depreciation and amortization increased $261,000 resulting in an operating income increase of $173,000. Interest expense increased by $256,000, interest income increased by $97,000, other expense increased by $17,000 and income taxes increased by $95,000 resulting in a decrease in net income of $98,000.

Restaurant Division Restaurant sales increased by $7,257,000 or 23.0% in the first nine months of 1995 compared to the same period in the prior year, while gross profit increased $889,000. The gross profit increase was partially offset by increases in selling, general and administrative expense of $184,000 and depreciation and amortization expense of $247,000 resulting in an increase in operating income of $458,000. The sales increase consisted of $4,549,000 due to the acquisition of the Abdow's Restaurants, $1,910,000 due to the opening of three new Restaurants and $798,000 or 2.6% due to increased sales at Restaurants open during each period. The same store sales increase was primarily attributable to the successful introduction of new lunch and dinner items and improved operations in the first quarter of 1995. Customer counts at Restaurants operated in the first nine months of 1995 decreased .7% compared to 1994. The total number of customers served increased 19.4% as a result of the Abdow's acquisition and the opening of new restaurants.

Despite the sales increase, Restaurant gross profit increased by only $889,000 in 1995, due to a 1.6% decline in the gross profit percentage during the first nine months of 1995 compared to 1994. This decline in the gross profit percentage was expected as a result of the acquisition of the Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. It is anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food cost as a percentage of sales will decline to the Bickford's level thereby increasing the gross profit percentage. Management does not intend to reduce the labor costs immediately upon conversion and will evaluate the benefits of additional labor as evidenced by the excellent service reputation historically enjoyed by the Abdow's Restaurants. However, as management intend to keep up to six of the acquired restaurants operating as lower margin Abdow's restaurants, the overall margins will continue to be negatively influenced by the Abdow's Restaurants. The gross profit margin at Bickford's Restaurants declined slightly due to an increase in food costs, primarily coffee, and labor costs.

Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded at the date of the restaurant acquisition become fully depreciated. The equipment acquired at the July 1, 1991 acquisition has a seven year useful life, and will become fully depreciated in 1998. Of the $3,800,000 acquisition cost of Abdow's, approximately $1,600,000 is allocated to equipment, furniture and fixtures and will be written off over seven years. The balance is primarily allocated to leasehold interests and leasehold improvements that will be written off over longer period associated with the lease period or building life, whichever is shorter.

As a result of the above items, operating income increased by $458,000 or 10.1% in the first nine months of 1995. Excluding the effects of depreciation and amortization, the Restaurant earnings before interest, taxes, depreciation and amortization ("EBITD") increased by $705,000 or 12.5% during the nine month period. Restaurant division interest expense related to capital lease obligations and the write off of deferred debt costs increased by $28,000.

Cues Division Cues' sales increased by $616,000 or 4.1% in the first nine months of 1995 compared to the same period in the prior year. Competitive pricing and additional labor costs related to new product development contributed to a 2.0% decline in Cues' nine month gross profit percentage and caused gross profit to decrease by $126,000. Operating income decreased by $274,000 or 24.6%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $134,000 and an increase in depreciation and amortization of $14,000. Management continues to focus efforts on protecting market share and developing new products.

Corporate Corporate general and administrative expenses increased by $11,000 during the first nine months of 1995. Interest expense increased by $232,000 due to a higher average debt balance and an increase in interest rates in 1995. The higher average debt balance in 1995 was the result of spending approximately $3.8 million to purchase Abdow's and $7.4 million to purchase the Company's common stock, warrants to purchase common stock and subordinated notes at the end of 1994 and the beginning of 1995. The bank interest rate applicable to Company borrowings was 1.25% above the prime lending rate or 10.0% at September 30, 1995 and 1.5% above the prime lending rate or 9.25% at September 30, 1994. As of October 1, 1995 and the bank reduced the Company's borrowing rate to 1% above the prime lending rate. During the first nine months of 1995, the Company recorded interest income of $97,000 in connection with a note receivable due from a related party. Income tax expense represented an effective rate of 10.5% compared to 7.9% in the first nine months of 1994 due to the loss of certain state net operating loss carryforwards that were available in 1994.

QUARTER ENDED SEPTEMBER 30, 1995

During the three months ended September 30, 1995, the Company had net sales of $22,048,000, cost of sales of $17,544,000, selling, general and administrative expenses of $1,846,000 and depreciation and amortization expense of $602,000, resulting in operating income of $2,056,000. The operating income of $2,056,000 was reduced by interest expense of $487,000, other expense of $11,000 and income taxes of $159,000 and increased by interest income of $33,000 resulting in net income of $1,432,000.

Earnings per share for the quarter ended September 30, 1995 was $0.28 per share on weighted average shares outstanding of 5,120,000.

QUARTER ENDED SEPTEMBER 30, 1994

During the three months ended September 30, 1994, the Company had net sales of $16,844,000, cost of sales of $12,654,000, selling, general and administrative expenses of $1,618,000 and depreciation and amortization expense of $461,000, resulting in operating income of $2,111,000. The operating income of $2,111,000 was reduced by interest expense of $340,000, other expense of $2,000 and income taxes of $138,000 resulting in net income of $1,631,000.

Earnings per share for the quarter ended September 30, 1994 was $0.27 per share on weighted average shares outstanding of 6,040,000.


COMPARISON OF THIRD QUARTER 1995 RESULTS TO 1994 RESULTS

The third quarter sales increased $5,204,000, gross profit increased $314,000, selling, general and administrative expense increased $228,000 and depreciation and amortization increased $141,000 resulting in an operating income decrease of $55,000. Interest expense increased by $147,000, interest income increased by $33,000, other expense increased by $9,000 and income taxes increased by $21,000 resulting in a decrease in net income of $199,000.

Restaurant Division Restaurant sales increased by $5,074,000 or 42.6% in the third quarter of 1995 compared to the same period in the prior year. The sales increase consisted of $4,549,000 due to the acquisition of the Abdow's Restaurants, $545,000 due to the opening of three new Restaurants slightly offset by a $20,000 or .2% sales decrease at Restaurants opened during each period. Customer counts at Restaurants operated in the third quarter of both periods decreased by approximately 3%. Some of the customer count decrease was associated with a few Restaurants that had either outside negative influences in 1995 or outside positive influences in 1994 that did not exist in 1995. For example, several adjoining hotels that were closed or declined in business in 1995 and the World Cup Soccer tournament in 1994 both provided increased customer traffic in 1994 compared to 1995. In addition, operational issues in several other Restaurants caused the overall customer counts to decrease. Management is targeting these Restaurants to solve the operational issues in order to increase traffic in the restaurants going forward.

Despite the sales increase, Restaurant gross profit increased by only $317,000 in 1995, due to a 5.0% decline in the gross profit percentage during the third quarter of 1995 compared to 1994. The decline in the gross margin was expected as a result of the acquisition of the sixteen Abdow's Restaurants, which historically have had higher food and labor costs and currently have higher rent costs than the Bickford's Restaurants. It is anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food cost as a percentage of sales will decline to the historic Bickford's level thereby increasing the gross profit percentage. Management does not intend to reduce the labor costs immediately upon conversion and will evaluate the benefits of additional labor as evidenced by the excellent service reputation historically enjoyed by the Abdow's Restaurants. In addition to the higher food and labor costs, the average annual rent on the sixteen Abdow's Restaurants is substantially higher than the average rent on the typical leased Bickford's Restaurant thereby further lowering the gross profit percentage. The gross profit margin on Bickford's Restaurants declined slightly due to an increase in food costs, primarily coffee, and labor costs.

Restaurant selling, general and administrative expense increased by $117,000, while Restaurant depreciation and amortization increased by $140,000 during the third quarter 1995. The increase in selling, general and administrative expense was primarily the result of additional administrative labor associated with the increased number of restaurants.

Operating income increased $60,000 or 2.9% after deducting the increase in selling general and administrative expense and the increase in depreciation and amortization. Excluding the effects of depreciation and amortization, the Restaurant EBITD increased by $200,000 or 8.2% during the quarter.

Restaurant division interest expense decreased by $9,000.

Cues Division Cues' sales increased by $130,000 or 2.6% in the third quarter of 1995 compared to the same period in the prior year. Price erosion and additional labor costs related to new product development contributed to a .8% decline in Cues' third quarter gross profit percentage. Due to the erosion in the gross profit percentage and an increase in selling, general and administrative expense of $91,000, operating income decreased by $95,000 or 27.9%. Included in the decrease in operating income is the effect of an increase in depreciation and amortization of $1,000.

Corporate Corporate general and administrative expenses increased by $20,000 during 1995. Interest expense increased by $138,000 due to a higher average debt balance and an increase in the bank lending rate in 1995.


Liquidity and Capital Resources

Available Resources The Company's unrestricted consolidated cash positions at September 30, 1995 and December 31, 1994 was $0.

During the first nine months of 1995, the Company had cash flow from operations before working capital and other changes of $5,049,000. Changes in working capital and other assets and liabilities decreased cash flow from operations to $2,930,000. Cash flow from operations combined with $3,500,000 of additional credit provided by the bank and $52,000 of borrowings on the existing line of credit funded the acquisition of Abdow's totalling approximately $3,800,000, the purchase of property, plant and equipment in the amount of $1,308,000, the purchase of Common Stock in the amount of $1,224,000, the payment of deferred debt costs totalling $125,000 and repaid capital leases obligations of $25,000. During the first nine months of 1995, current assets increased by $1,832,000 primarily due to a increase in Cues' accounts receivable and inventory. In addition to the increase in current assets, current liabilities decreased by $415,000 (excluding the current portion of long-term debt and capital leases). The decrease in current liabilities consists mainly of a net decrease in accounts payable and accrued expenses.

During the first nine months of 1994, the Company had cash flow from operations before working capital and other changes of $4,833,000. Changes in working capital and other assets and liabilities increased cash flow from operations to $5,134,000, which funded the acquisition of property, plant and equipment totalling $1,244,000, and repaid long term bank debt, subordinated debt and capital leases obligations of $2,967,000, $563,000 and $21,000, respectively. The Company also received proceeds for the exercise of stock options totalling $58,000 and paid an accrued bank fee of $397,000 in connection with its existing credit agreement. During the first nine months of 1994, current assets decreased by $743,000 primarily due to a decrease in Cues' accounts receivable and inventory. The decrease in current assets was partially offset by a decrease in current liabilities of $659,000 (excluding the change in current portion of long term debt and capital leases and the payment of the bank fee). The decrease in current liabilities consists mainly of a decrease in accounts payable and drafts payable at Bickford's and Cues of $483,000 and $116,000, respectively. It also includes an increase in accrued expenses of $75,000 and a decrease in the restructuring reserve of $135,000 during the first nine months of 1994.

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

Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on its senior bank debt and interest payments on the remaining $1,251,000 outstanding principal balance of 14.5% and 15% Senior Subordinated Notes. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

Impact of Inflation Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. Currently, there are no further mandated increases in the federal minimum wage, however in Massachusetts legislation has recently passed that will increase the minimum wage by $.50 per hour on both January 1, 1996 and 1997 from the current minimum wage of $4.25 per hour. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.



                           PART II. OTHER INFORMATION

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27.0 Financial Data Schedule

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


                                   ELXSI CORPORATION
                                   (Registrant)



Date:  November 10, 1995           /s/   Alexander M. Milley
                                   --------------------------------------------
                                   Alexander M. Milley,  Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date:  November 10, 1995           /s/   Thomas R. Druggish
                                   -------------------------------------------
                                   Thomas R. Druggish, Vice President Finance,
                                     Treasurer and Corporate Secretary
                                     (Chief Accounting Officer)