Form 10-K
period 1995-12-31
ELXSI CORP /DE//
filed 1996-03-29
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C 20549
                                  ----------
                                  FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended            December 31, 1995
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ________________ to ____________________

                        Commission file number 0-11877

                              ELXSI CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                 77-0151523
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
              or organization)                                 No.)

      4209 Vineland Road, Suite J-1, Orlando FL               32811
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:        (407) 849-1090

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on which
     Title of each class                             registered
            None                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, par value $0.001
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 18, 1996, as reported by NASDAQ, was $23,886,000. On March 22, 1996, the Registrant had outstanding 4,792,356 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1996 are incorporated by reference into Part III.

                                    PART I


ITEM 1.    BUSINESS

GENERAL

ELXSI Corporation (the "Company") is a Delaware corporation that was formed in September 1980 as Trilogy Limited, a Bermuda corporation. The Company changed its name to ELXSI Ltd. in January 1987, and changed its incorporation from Bermuda to Delaware and became known as ELXSI Corporation in August 1987. A public company since November 1983, the Company acquired ELXSI ("ELXSI"), a California corporation, in October 1985. In December 1987, the Company's other California subsidiary, Trilogy Systems Corporation was merged into ELXSI.

In September 1989 and January 1990, the Company entered into Stock and Note Purchase Agreements (the "Stock Purchase Agreement") with and among, The Airlie Group L.P. ("Airlie"), Continental Illinois Equity Corporation ("CIEC") and Milley & Company ("M&C"), (hereinafter referred to collectively as the "Buyers") whereby the Buyers acquired 960,000 shares (par value $.001 per share ("Common Stock"), $2,000,000 aggregate principal amount of the Company's notes and warrants to purchase 1,204,000 shares of the Company's Common Stock. Subsequent to these transactions, the Company announced its intention of pursuing a program of identifying, acquiring and managing middle-market companies. The Company is not limiting its opportunities to any single industry.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 Howard Johnson's restaurants operating under the Howard Johnson's name, which were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. for a purchase price of approximately $23,867,000, including fees.

Between 1991 and 1994, ELXSI sold six of its Howard Johnson's restaurants and converted five of the remaining six Howard Johnson's into Bickford's Family Restaurants. During the same time period, ELXSI opened six new Bickford's Family Restaurants.

During 1995, ELXSI opened one new Bickford's Family Restaurant and on July 3, 1995 acquired sixteen Abdow's Family Restaurants ("Abdow's") located in western Massachusetts and Connecticut for approximately $3,800,000, including fees. During the third and fourth quarters of 1995 and the first quarter of 1996, ELXSI converted four of the Abdow's into Bickford's Family Restaurants and completed negotiations to sell the Vernon, Connecticut Abdow's Restaurant for approximately $1,225,000. This sale was completed on February 1, 1996. Currently, ELXSI operates forty-six Bickford's Family Restaurants ("Bickford's"), eleven Abdow's and one Howard Johnson's Restaurant, in its Bickford's Family Restaurant division (the "Bickford's Division" or "Restaurant Division"). As used herein the term "Restaurants" refers to Bickford's and/or Abdow's and/or Howard Johnson's restaurants owned and operated in the Restaurant Division.

On October 30, 1992, ELXSI acquired Cues, Inc., of Orlando, Florida and its two wholly-owned subsidiaries, Knopafex, Ltd., of Toronto, Canada, and Cues B.V., of Maastricht, The Netherlands. The Cues business in the United States is owned and operated as a division of ELXSI, and such division, Knopafex Ltd. and Cues B.V. are hereinafter collectively referred to as "Cues" or the "Cues Division".

Cues is principally engaged in the manufacture and servicing of video inspection and rehabilitation equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reference is made to the information set forth in Note 12 (Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

RESTAURANT DIVISION

The Restaurants are family-oriented and offer full service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low-to moderately-priced meal. The Company has been successful at marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.75 and $7.25, with the average customer check being approximately $5.12, $4.96 and $4.74 in 1995, 1994 and 1993, respectively. Major categories of menu items are pancakes, waffles and french toast, eggs and omelettes, "country" dinners, soups and side orders, salads, hamburgers and sandwiches, and desserts. Breakfast items and coffee accounted for approximately 73% of food sales.

Each Restaurant is open seven days a week, with most generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends and with some open twenty-four hours on the weekends. Some Restaurants are open twenty-four hours every day. Approximately 60% of weekly sales volume is generated Friday through Sunday.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to senior citizens and families which are attracted to the high-quality, moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. Repeat business accounts for a majority of the Restaurant's sales.

Each of the original thirty Bickford's consists of a free standing building that covers approximately 2,700 to 7,000 square feet, and they are typically located adjacent to major roads and highways and shopping malls. Nearly all contain two dining areas, smoking and non-smoking. At December 31, 1995, twelve of the Bickford's buildings are owned, while the remaining thirty-two are a combination of leased or owned buildings on leased land. All of the Abdow's acquired in 1995 are leased properties, all but two of which consist of free standing buildings covering approximately 4,000 to 6,000 square feet. The Howard Johnson's restaurant is a leased property.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 100 to 200 people. Five of the Bickford's provide counter service.

Restaurant Expansion and Renovation

The acquisition by ELXSI provided an opportunity to renovate the existing locations and to acquire additional Restaurants. Capital expenditures during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                    1995            1994             1993
                                ------------    ------------     ------------
      Expansion                 $    221,000    $    485,000     $    914,000
      Conversions                    243,000          86,000               --
      Purchase Leased Property            --         346,000               --
      Renovation                     415,000          95,000          289,000
      Refurbishment & Equipment    1,088,000       1,003,000          463,000
                                ------------    ------------     ------------
                                $  1,967,000    $  2,015,000     $  1,666,000

      Acquisition of Abdow's
         Restaurants            $  2,575,000    $         --     $         --
                                ============    ============     ============


The Company currently plans to spend $1,650,000 for renovations, refurbishments and equipment replacements, $600,000 for conversions and $450,000 for Restaurant expansion during 1996.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of remodeling existing units, opening new units and to a lesser extent, from price increases. The Company believes that it is partially due to the foregoing that sales at the original thirty Bickford's have increased. The 1995 comparison with 1994 is negatively impacted by the inclusion of a 53rd week in 1994 and only 52 weeks in 1995. Sales at the original thirty Bickford's increased 1.3% in 1995, 6.1% in 1994 (including a 53rd week) and 5.8% in 1993, in each case, over the prior year's sales; customer counts at the original thirty Bickford's Restaurants decreased 1.8% in 1995, increased 1.5% in 1994 (including a 53rd week) and increased 3.9% in 1993, in each case, over the prior year's counts; sales at same Restaurants, including the five converted and one remaining Howard Johnson's units, decreased
 .4% in 1995, increased 5.8% in 1994 (including a 53rd week) and increased 5.9% in 1993, in both cases, over the prior year's sales, and customer counts at same Restaurants decreased 3.4% in 1995, increased 1.2% in 1994 (including a 53rd week) and increased 4.3% in 1993, in each case, over the prior year's counts.

The Company takes an opportunistic approach to expansion. Management evaluates both purchase and lease opportunities, and, in most instances, new Restaurants will be opened utilizing leased properties. The Company will open a new Restaurant only if it can reasonably be expected to meet the Company's return on investment criteria.

Restaurant Management and Supervision

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. Subsequent to the Abdow's acquisition, the Bickford's Division has nine district managers who, between them, cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and store profitability.

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


Competition

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with low-to-moderately-priced menu items, will continue to attract customers. In 1995, the Company noticed an increase in the number of restaurants offering buffet style dining in New England. The Company believes that the freshness of its food and its reasonable pricing compare favorable to these buffet concepts.

Employees

As of December 31, 1995, the Restaurant Division employed approximately 2,500 persons, of whom approximately 2,050 were part-time hourly employees, approximately 230 were full-time hourly employees and approximately 220 were salaried personnel. This represents an increase since December 31, 1994 of approximately 750 persons, which increase consists mainly of part-time employees as a result of the Abdow's acquisition. None of the employees are represented by unions.

Environmental Matters

The Restaurant Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that it complies with all such rules and that it has no material effect on its capital expenditures, earnings or competitive position.


CUES DIVISION

Cues manufactures systems which utilize closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Leaking joints and pipe fractures can also contribute to sewer line damage which can be repaired, in severe cases, only by costly excavation. Cues installs its systems in specially designed trucks and vans which are sold as mobile units. Cues also provides product servicing and replacement parts for its customers and distributes chemical grout sealants used in connection with its sealing equipment. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not engaged in the service business of maintaining and repairing sewer lines.

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

Cues's inspection and sealing systems are placed in sewer lines through manholes. The module and the television camera, which is a part of the module, delays a television picture of the interior of that sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three inch diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, the Cues's inspection and sealing equipment gives the customers a permanent record of the condition of their sewer lines. If the television camera inspection of the sewer lines discloses a leaking joint or pipe fracture, the sealing portion of the module may immediately be positioned through use of the camera to make the repair. Once the module is positioned, inflatable packers seal off the line at either end of the damaged area and apply a chemical sealant which penetrates the leak or fractures as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

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

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repair at its facilities in Orlando, Florida, Sacramento, California, Toronto, Canada and Maastricht, The Netherlands. In Orlando, Cues also maintains an inventory of replacement parts for distribution and sale to customers. Cues recorded warranty expense of approximately $255,000, $196,000 and $139,000, during the years 1995, 1994 and
1993, respectively.

Product Development

Cues has an ongoing program to improve its existing products and to develop new products. During the twelve months ended December 31, 1995, 1994 and 1993, approximately $311,000, $287,000 and $290,000, respectively, was expended by Cues for product development, excluding the salary expense and benefits of the Cues engineering department. Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on the business. For 1996, Cues plans to spend approximately $350,000 for product development activities.

Source and Availability of Raw Materials

Cues manufactures certain components of its system and purchases certain television camera modules, monitors, video recorders, vehicles, etc., which are readily available from a number of sources.

Cues has agreements with Orlando, Florida truck dealers to deliver truck bodies that are used in the manufacture of certain Cues's systems. Under these agreements, Cues reimburses the dealers floor plan financing costs for those vehicles held by the dealer until delivery.

Marketing

Cues markets its products and services in the United States though thirteen salesmen. In addition, technical service representatives are located in Orlando, Toronto and Maastricht. Major customers include municipalities contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more the 5% of Cues's 1995 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services. The Cues name is well established, affording it and its products wide recognition within its industry.

Outside North America, Cues markets its products in five continents, either directly or through distributors, agents or dealers. During 1995, 1994 and 1993, export sales to foreign countries represented approximately 14%, 16% and 16% of total Cues sales, respectively. Sales by Cues B.V. and Knopafex, Ltd. to foreign countries represent approximately 72%, 66% and 57% of total foreign sales in 1995, 1994 and 1993, respectively.

Competition

Competition for the type of products sold by Cues is on the basis of price, service and reliability, and management believes that it competes effectively in these respects. Management also believes that there are six companies which produce and sell products which are competitive with those produced by Cues. A significant portion of sales are generated through a bidding process initiated by municipalities. This process has become extremely price sensitive requiring Cues to meet or beat competitor's bids in order to secure sales.

Employees

At December 31, 1995, Cues had 140 full and part-time employees, none of whom was represented by a union. This includes 8 employees at Knopafex, Ltd. and 4 employees at Cues B.V.

Environmental

The Cues Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.


ITEM 2.    PROPERTIES

The Restaurant Division conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at forty-six of its fifty-eight restaurants, under lease agreements expiring (including options) on various dates through 2032. The majority of these leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments and a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 1995 (excluding the Abdow's Restaurant located in Vernon, Connecticut held for sale at December 31, 1995).

                                          Howard
                           Bickford's    Johnson's      Abdow's       Total
                           ----------    ---------      -------       -----

   Massachusetts: Owned        8           --            --            8
                  Leased      18            1             9           28

   Connecticut:   Owned        2           --            --            2
                  Leased       4           --             4            8

   Rhode Island:  Owned       --           --            --           --
                  Leased       5           --            --            5

   New Hampshire: Owned        2           --            --            2
                  Leased       5           --            --            5

   Total:         Owned       12           --            --           12
                  Leased      32            1            13           46

ELXSI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for its Restaurant Division management and administrative headquarters, and a 26,000 square foot office and manufacturing facility in Orlando, Florida for its Cues Division. In addition, Cues B.V. owns an office and manufacturing facility in Maastricht, The Netherlands, and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or ELXSI is a party, to which any of their property is the subject of, nor are there any proceedings known to be contemplated by governmental authorities against the Company or ELXSI.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of shareholders during the fourth quarter of 1995.


                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded in the over-the-counter market and quoted in the automated quotation system of the National Association of Securities Dealers, Inc.- National Market System ("NASDAQ"), under the symbol ELXS. The following table sets forth high and low closing sales prices for the fiscal quarters indicated, as reported by NASDAQ.

                                    1995                       1994
                              ----------------           -----------------
                              High        Low            High         Low
                              ----        ---            ----         ---

      First Quarter           $7.38      $5.00         $9.25        $5.88
      Second Quarter           7.13       5.63          7.38         5.38
      Third Quarter            7.81       5.88          7.13         5.75
      Fourth Quarter           6.50       4.88          6.00         4.75

On March 18, 1996, the reported last sale price for the Company's Common Stock in NASDAQ was $6.50 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 18, 1996 there were 6,104 holders of record of the Company's Common Stock.

Dividend History

The Company has never paid nor is there any intention to pay any dividends in the foreseeable future. It is likely that the Company will retain future earnings for use in the development of its business.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.   SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)

                                                          Year Ended December 31,
                                    ---------------------------------------------------------------------
                                       1995           1994           1993           1992           1991
                                    ---------      ---------      ---------       --------       ------
Net Sales                           $  74,674      $  62,423      $  55,682       $ 38,139       $ 20,572

Costs and Expenses:
   Cost of sales                       58,347         47,440         41,338         29,168         16,159
   General and administrative           7,484          6,630          6,406          2,761          1,183
   Depreciation and amortization        2,206          1,794          1,589          1,138            511
   Interest income                       (125)            (8)            --             --           (264)
   Interest expense                     1,767          1,426          1,653          1,496          1,148
   Other (income) expense                 (65)            41             80           (222)            (3)
   Provision for income taxes             514            366            348            260            177
                                    ---------      ---------      ---------       --------       --------

Income from continuing operations       4,546          4,734          4,268          3,538          1,661
Gain on discontinued operations            --             --             --             --             97
                                    ---------      ---------      ---------       --------       --------

Net income                          $   4,546      $   4,734      $   4,268       $  3,538       $  1,758
                                    =========      =========      =========       ========       ========
Net income per common share (A)
   Primary                          $    0.89      $    0.79      $    0.72       $   0.68       $   0.34
                                    =========      =========      =========       ========       ========
   Fully diluted                    $    0.89      $    0.79      $    0.69       $   0.68       $   0.34
                                    =========      =========      =========       ========       ========

Weighted average number of common
   and common equivalent shares (A)
   Primary                              5,093          6,014          5,947          5,212          5,119
                                    =========      =========      =========       ========       ========
   Fully diluted                        5,093          6,014          6,234          5,211          5,119
                                    =========      =========      =========       ========       ========

Other Data:

Unrestricted cash and interest
   receivable                       $      --      $      --      $      --       $     --       $     --
Working capital                         2,438           (423)           471         (1,391)        (3,890)
Total assets                           47,699         40,516         38,520         35,202         25,988
Capitalized leases and long term debt  14,924         12,304         12,016         13,541         13,286
Stockholders' equity                   22,714         19,398         18,126         13,885          7,163

(A) Adjusted for 1992 one-for-twenty-five reverse split of Common Stock.

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

The Company sold stock, notes and warrants to a group of investors in connection with its restructuring efforts. Following the sale, the Company withdrew from the computer business and now intends to continue a program of identifying, acquiring and managing middle market companies.

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


YEAR ENDED DECEMBER 31, 1995

The Company's 1995 revenues and expenses resulted from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate"). For the year ended December 31, 1995, the Company's sales of $74,674,000, cost of sales of $58,347,000, selling, general and administrative expenses of $7,484,000, and depreciation and amortization of $2,206,000, yielded operating income of $6,637,000. The operating income of $6,637,000 was increased by interest income of $125,000, reduced by interest expense of $1,767,000, increased by other income of $65,000 and reduced by income taxes of $514,000 resulting in net income of $4,546,000.

Restaurant Division The Restaurants had sales of $54,270,000, cost of sales of $43,729,000, selling, general and administrative expense of $1,620,000 and depreciation and amortization expense of $1,833,000, which yielded operating income of $7,088,000. In addition, the Restaurants had $297,000 of interest expense related to the amortization of deferred financing fees and capital leases, resulting in income before taxes of $6,791,000.


Cues Division Cues had sales of $20,404,000, cost of sales of $14,618,000, selling, general and administrative expenses of $4,425,000 and depreciation and amortization expense of $373,000, which yielded operating income of $988,000. In addition, Cues had $22,000 of interest expense, $2,000 of interest income, $68,000 of other income and $4,000 of tax expense adjustments resulting in income before taxes of $1,032,000.

Corporate Corporate general and administrative expenses were $1,439,000. The major components of general and administrative expense include the management fee paid to Cadmus Corporation ("Cadmus") (see NOTE 6 to the Consolidated Financial Statements), the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's 1995 proxy statement for further information), legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense. The services rendered by Cadmus include participating actively in the management of the Company and of ELXSI; it is through the management agreement that the Company is provided the services of many of its officers and through which those officers are compensated. Examples of management services provided include the ongoing evaluation of management, preparing and reviewing division operating budgets and plans, evaluating new restaurant locations, divesting under performing assets, negotiating environmental matters, negotiating with lenders, evaluating financing options, complying with public reporting requirements, communicating with shareholders, negotiating and arranging insurance programs, monitoring tax compliance, evaluating and approving capital spending, preparing market research, developing and improving management reporting systems, surfacing and evaluating acquisitions, etc. Interest expense was $1,448,000, consisting of senior bank debt interest of $1,275,000 and subordinated note interest of $173,000. In addition, the Company recorded interest income of $123,000, other expense of $3,000 and a consolidated tax provision of $510,000 at the corporate level.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the year ended December 31, 1995 were $0.89 and 5,093,000, respectively. This compares to $0.79 per share for 1994, when there were 6,014,000 shares outstanding. The average stock price during 1995 and 1994 was $6.12 and $5.42, respectively. The market price at December 31, 1995 and 1994 was $6.13 and $6.34, respectively. Due to the outstanding warrants and options, which are considered common stock equivalents, a higher stock price results in a greater number of outstanding shares for the earnings per share calculation.


YEAR ENDED DECEMBER 31, 1994

The Company's 1994 revenues and expenses resulted from the operation of ELXSI's Restaurant and Cues Divisions and from "Corporate". For the year ended December 31, 1994, the Company's sales of $62,423,000, cost of sales of $47,440,000, selling, general and administrative expenses of $6,630,000, and depreciation and amortization of $1,794,000, yielded operating income of $6,559,000. The operating income of $6,559,000 was increased by interest income of $8,000 and reduced by interest expense of $1,426,000, other expense of $41,000 and income taxes of $366,000 resulting in net income of $4,734,000.

Restaurant Division The Restaurants had sales of $43,391,000, cost of sales of $34,234,000, selling, general and administrative expense of $1,293,000 and depreciation and amortization expense of $1,460,000, which yielded operating income of $6,404,000. In addition, the Restaurants had $266,000 of interest expense related to the amortization of deferred financing fees and capital leases, resulting in income before taxes of $6,138,000.

Included in the 1994 results, the fifty-third week added approximately $810,000 in sales and, management estimates, approximately $200,000 in operating income.

Cues Division Cues had sales of $19,032,000, cost of sales of $13,206,000, selling, general and administrative expenses of $4,146,000 and depreciation and amortization expense of $334,000, which yielded operating income of $1,346,000. In addition, Cues had $32,000 of interest expense, $27,000 of other expense and $5,000 of tax adjustments resulting in income before taxes of $1,282,000.

Corporate Corporate general and administrative expenses were $1,191,000 in 1994. The major components of general and administrative expense include the management fee paid to Cadmus, the compensation accrual related to the Bickford's Phantom Stock Option Plan, legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense. Interest expense was $1,128,000, consisting of senior bank debt interest of $418,000 and subordinated note interest of $710,000. In addition, the Company recorded interest income of $8,000, other expense of $14,000 and a consolidated tax provision of $361,000 at the corporate level.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the year ended December 31, 1994 were $0.79 and 6,014,000, respectively, both on a primary and fully diluted share basis. The average stock price during 1994 was $5.42 and the market price at December 31, 1994 was $5.25.


YEAR ENDED DECEMBER 31, 1993

The Company's 1993 revenues and expenses resulted from the operation of ELXSI's Restaurant and Cues Division and from "Corporate". For the year ended December 31, 1993, the Company's sales of $55,682,000, cost sales of $41,338,000, selling, general and administrative expenses of $6,406,000, and depreciation and amortization of $1,589,000, yielded operating income of $6,349,000. The operating income of $6,349,000 was reduced by interest expense of $1,653,000, other expense of $80,000 and income taxes of $348,000 resulting in net income of $4,268,000.

Restaurant Division The Restaurants had sales of $38,903,000, cost of sales of $30,152,000, selling, general and administrative expense of $1,248,000 and depreciation and amortization expense of $1,288,000, which yielded operating income of $6,215,000. In addition, the Restaurants had $293,000 of interest expense primarily related to the amortization of deferred financing fees resulting in income before taxes of $5,922,000.

Cues Division Cues had sales of $16,779,000, cost of sales of $11,186,000, selling, general and administrative expenses of $4,082,000 and depreciation and amortization expense of $301,000, which yielded operating income of $1,210,000. In addition, Cues had $26,000 of interest expense, $75,000 of other expense and $3,000 of tax adjustments resulting in income before taxes of $1,106,000.

Corporate Corporate general and administrative expenses were $1,076,000 in 1993. The major components of general and administrative expense include the management fee paid to Cadmus the compensation accrual related to the Bickford's Phantom Stock Option Plan, legal expense, corporate and Bickford's audit expense and shareholder services and financial reporting expense. Interest expense was $1,334,000, consisting of senior bank debt interest of $594,000 and senior subordinated note interest of $740,000. In addition, the Company recorded other expense of $5,000 and a consolidated tax provision of $345,000 at the corporate level.

Earnings Per Share Earnings per share for the year ended December 31, 1993 were $0.72 ($0.69 per share fully diluted). The weighted average number of shares outstanding for 1993 was 5,947,000 (6,234,000 shares fully diluted).


COMPARISON OF 1995 RESULTS TO 1994 RESULTS

The 1995 sales increased $12,251,000, or 19.6%, gross profit increased $1,344,000, or 9.0%, selling, general and administrative expense increased $854,000, or 12.9% and depreciation and amortization increased $412,000 or 23.0% resulting in an operating income increase of $78,000 or 1.2% in each case as compared to the corresponding period in 1994. Interest expense increased by $341,000, or 23.9%, interest income increased by $117,000, other income and expense increased from expense of $41,000 in 1994 to income of $65,000 in 1995 and income taxes increased by $148,000, or 40.4% resulting in a decrease in net income of $188,000, or 4.0%.

Restaurant Division Restaurant sales increased by $10,879,000, or 25.1%, in 1995. The sales increase is attributable to a decrease in the same store sales of $152,000 offset by the addition of new restaurants which added $11,031,000 to 1995 sales. The 1995 sales increase due to new restaurants consisted of $8,112,000 from the fourteen Abdow's, $873,000 from the two Abdow's converted in 1995 and $2,046,000 from other new Bickford's. Same store restaurant sales decreased by $152,000, or .4% mainly due to the inclusion of a 53rd week in 1994 which added $763,000 to those restaurants 1994 sales. The original thirty Bickford's acquired in 1991 had a sales increase of $405,000, or 1.3%, the nine other comparable Bickford's including the five converted Howard Johnson's had a sales decrease of $494,000, or 5.1%, while the one remaining Howard Johnson's unit had a sales decline of $63,000, or 4.1%. Included in the above comparisons is the effect of the fifty-third week in 1994 which added sales of $582,000, $155,000 and $26,000 to the original thirty Bickford's, the nine other comparable Bickford's and the one remaining Howard Johnson Restaurant, respectively. Excluding the 53rd week from 1994 sales, the same store restaurant sales increased by $611,000, or 1.5%.

The original thirty Bickford's, the nine other comparable Bickford's and the one Howard Johnson's Restaurant had a decrease in customer counts of 1.8%, 7.6% and 9.8%, respectively. Excluding the 53rd week from 1994, the original thirty Bickford's, the nine other comparable Bickford's and the one Howard Johnson's Restaurant had an increase (decrease) in customer counts of .1%, (6.2)% and (8.3)%, respectively. The last Howard Johnson's Restaurant is located near one of the
                                    15
three Bickford's licensed to an unrelated third party and may not be converted into a Bickford's. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit increased by $1,384,000, but declined as a percentage of sales from 21.1% in 1994 to 19.4% in 1995. The main factor in the 1.7% decline in the gross profit percentage was a 1.5% increase in food costs as a percentage of sales primarily attributable to the Abdow's. It is anticipated that upon conversion of the Abdow's into Bickford's that the food cost as a percentage of sales will decline to the Bickford's level thereby increasing the gross profit percentage. The Bickford's food costs increased as a percentage of sales as a result of the sale of higher-cost dinner items and an increase in the cost of individual food items including eggs, bacon and sausage partially offset by a decline in coffee costs. In addition to the food cost increase, variable costs as a percentage of sales increased by .4% in 1995. Labor costs as a percentage of sales declined by .2% from 34.6% to 34.4% despite higher labor costs as a percentage of sales at the sixteen Abdow's. The sixteen Abdow's (including the two converted into Bickford's) had labor costs as a percentage of sales of 37.2%. Management does not intend to reduce the labor costs immediately upon conversion of the Abdow's into Bickford's and will evaluate the benefits of additional labor as evidenced by the excellent service reputation historically enjoyed by the Abdow's. However, as management intends to keep up to six of the acquired restaurants operating as lower margin Abdow's, the overall margins will continue to be negatively influenced by the Abdow's.

Restaurant selling, general and administrative expense increased by $327,000 during 1995 over 1994 mainly as a result of adding additional support personnel as a result of the acquisition of the Abdow's.

Restaurant depreciation and amortization increased by $373,000 during 1995 compared to 1994. Restaurant depreciation and amortization will continue to increase each year with the addition of new Restaurants or until such time as assets valued and recorded at the date of the restaurant acquisition in July 1991 become fully depreciated. The equipment acquired in that acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above, Restaurant operating income increased by $684,000 in 1995 compared to the fifty three weeks ended December 31, 1994. Management estimates that the inclusion of a 53rd week in 1994 added approximately $200,000 to operating income that year.

Cues Division. Cues's sales increased by $1,372,000, or 7.2%, in 1995 compared to 1994. As a percentage of sales, Cues's gross profit declined by 2.3% in 1995 compared to 1994 causing gross profit to decrease by $40,000. Operating income was negatively impacted by an increase in selling, general and administrative expense of $279,000 and an increase in depreciation and amortization expense of $39,000. As a result of the above, operating income decreased by $358,000 in 1995 compared to 1994. Management anticipates that gross and operating margins will continue to experience pressure in 1996 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate general and administrative expenses increased by $248,000 during 1995 as compared to 1994, mainly due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan. Interest expense increased by $320,000 in 1995 compared to 1994, due to a higher average debt balance in 1995 partially offset by a decrease in interest rates in 1995. The higher average debt balance in 1995 was the result of spending approximately $3.8 million to purchase Abdow's Restaurants and $7.4 million to purchase the Company's common stock, warrants to purchase common stock and subordinated notes at the end of 1994 and beginning of 1995. The bank interest rate applicable to Company borrowing was 1% above the prime lending rate or 9.5% at December 31, 1995 and 1.5% above the prime lending rate or 10.0% at December 31, 1994.

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

Restaurant Division Restaurant sales increased by $4,488,000, or 11.5%, in 1994, which, included a 53rd week. Including the 53rd week in 1994, the original thirty Bickford's acquired in 1991 had a sales increase of $1,791,000, or 6.1%, and the five converted Howard Johnson's had a sales increase of $399,000, or 6.6%, while the one remaining Howard Johnson's unit had a sales decline of $51,000, or 3.2%. New Restaurants accounted for the remaining portion of the sales increase, totalling $2,349,000. The sales increase is mainly attributable to an increase in the average guest check ($1,694,000), the addition of new restaurants ($2,375,000) and the inclusion of a 53rd week in 1994 ($810,000), partially offset by a customer count decline ($391,000). Including the 53rd week, the original thirty Bickford's had a 1.5% increase in customer counts, the five converted Howard Johnson's Restaurants had a 1.8% increase in customer counts, while the one Howard Johnson's Restaurant had a 7.1% decline in customer counts.

Restaurant gross profit increased by $406,000, but declined as a percentage of sales from 22.5% in 1993 to 21.1% in the 53 weeks ended December 31, 1994. The main factor in the 1.4% decline in the gross profit percentage was a .8% increase in food costs as a percentage of sales, which was primarily attributable to the sale of higher-cost dinner items and an increase in coffee prices during 1994. Other factors that contributed to the decrease in the gross margin were a .4% increase in labor costs due to increases in taxes, medical insurance and workers compensation insurance premiums and a .4% increase in fixed costs consisting mainly of increases in real estate taxes as a result of receiving and recording in 1993 tax abatements for 1993 and prior years.

Restaurant selling, general and administrative expense increased by $45,000 during 1994 over 1993. No individual items represented a major portion of the increase.

Restaurant depreciation and amortization increased by $172,000 during 1994 compared to 1993.

As a result of the above, Restaurant operating income increased by $189,000 for the 53 weeks ended December 31, 1994 compared to 1993. Management estimates that the inclusion of a 53rd week in 1994 added approximately $200,000 to operating income that year.

Cues Division Cues's sales increased by $2,253,000, or 13.4%, in 1994 compared to 1993. As a percentage of sales, Cues's gross profit declined by 2.7% in 1994 compared to 1993. Despite the decline in the gross profit percentage, Cues's gross profit increased by $233,000. This was partially offset by a $64,000 increase in selling, general and administrative expense and a $33,000 increase in depreciation and amortization expense. As a result of the above, operating income increased by $136,000 in 1994 compared to 1993.

Corporate Corporate general and administrative expenses increased by $115,000 during 1994 as compared to 1993, mainly due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan, an increase in professional fees and corporate move-related costs. Interest expense decreased by $206,000 in 1994 as compared to 1993, due to lower debt balances partially offset by a higher average bank interest borrowing rate in 1994. The borrowing rate remained at prime plus 1.5% during 1994, however the prime rate increased by 2.5% from 6% at January 1, 1994 to 8.5% at December 31, 1994.

ACQUISITIONS

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation of Springfield, MA for a price of approximately $3,800,000 including estimated expenses of $300,000. The transaction includes the leasing of 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. On February 1, 1996, ELXSI completed its sales of the Vernon, Connecticut Abdow's restaurant for net proceeds of $1,225,000.

ELXSI purchased Cues on October 30, 1992. In connection with the acquisition, the Company issued 751,000 shares of it's Common Stock valued at $4.25 per share and a Series C Warrant to purchase an additional 68,762 common shares at $4.36 per share to the former parent of Cues. In addition, ELXSI borrowed $4,211,000 on its amended bank line of credit to pay the outstanding debt of Cues to its former parent. The acquisition was accounted for as a purchase and the results of Cues are included in the consolidated statement of operations from the date of acquisition. The excess of the cost over the fair value of net assets acquired of $3,690,000 is being amortized on a straight line basis over 35 years. The acquisition included all of the assets and liabilities of Cues, and its subsidiaries. The shares and warrants issued in this acquisition were subsequently distributed by Cues's former parent to is stockholders, including Milley Management, Inc.

On July 1, 1991, ELXSI acquired the Restaurants, which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott for a purchase price of approximately $23,867,000, including fees. The Bickford's and Howard Johnson's are family oriented restaurants with a wide ranging, moderately priced menu, with a focus on breakfast fare.

INCOME TAXES AND INFLATION

In 1995, the Company recorded a provision for federal alternative minimum taxes of $118,000 (after the benefit of federal net operating loss carryforwards of $1,619,000), and a state income tax provision of $396,000 (after the benefit of state net operating loss carryforwards). In 1994, the Company recorded a provision for federal alternative minimum taxes of $88,000 (after the benefit of federal net operating loss carryforwards of $1,526,000), and a state income tax provision of $278,000 (after the benefit of state net operating loss carryforwards). In 1993, the Company recorded a provision for federal alternative minimum taxes of $116,000 (after the benefit of federal net operating loss carryforwards of $1,615,000), and a state income tax provision of $232,000 (after the benefit of state net operating loss carryforwards). Approximately one-half of ELXSI's consolidated taxable income is apportioned to Massachusetts. The final year that the net operating loss is available to ELXSI to offset Massachusetts taxable income was 1994 because the five year Massachusetts carryforward period expired in 1995. During 1994 and 1993, ELXSI would have recorded a provision for additional state income taxes of $190,000 and $230,000, respectively, had the Massachusetts net operating loss carryforwards not been available. At December 31, 1995, the Company had approximately $221,000,000 in federal net operating loss carryforwards, which begin to expire in 1997 if not used. In addition, the Company had $6,500,000 in investment tax credit and research and development credit carryforwards available to reduce future federal income taxes.

Inflation and changing prices have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Available Resources The Company's consolidated unrestricted cash positions at December 31, 1995 and 1994 were $0. The Company has instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During 1995, the Company had cash flow from operations before working capital and other changes of $7,032,000. Working capital changes and other assets and liabilities decreased cash flow from operations to $4,003,000, which along with a net borrowing of $2,334,000 in long-term debt funded the purchase of property, plant and equipment totalling $2,357,000 (including the one new Restaurant opened in 1995), the net cost of acquiring the fifteen Abdow's totalling $2,575,000, the repurchase of Common Stock of $1,224,000, the payment of bank fees of $125,000 and the principal payments on capital leases of $56,000. The $2,334,000 net borrowing of long-term debt consists of borrowing of bank debt of $2,429,000, payment of other Cues's debt of $12,000 and repayment of long-term 15% Senior Subordinated Notes ("15% Notes") of $83,000. During 1995, current assets increased by $4,034,000 primarily due to an increase in Cues's inventory and the recording of an asset held for sale at December 31, 1995 related to the

Vernon, Connecticut Abdow's restaurant. The December 31, 1995 balance included in the asset held for sale of $1,075,000 was collected on February 1, 1996. Inventory increased due to the introduction and development of new products and an increase in equipment used for demonstrations. The increase in current assets was partially offset by an increase in current liabilities of $647,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1994, the Company had cash flow from operations before working capital and other changes of $6,730,000. Working capital changes and other assets and liabilities increased cash flow from operations to $6,871,000, which along with a net borrowing of $225,000 in long-term debt funded the acquisition of property, plant and equipment totalling $2,363,000 (including the two new Restaurants opened in 1994), a loan to ELX Limited Partnership ("ELX") of which Alexander M. Milley is the sole general partner of $1,156,000, the repurchase of Common Stock and seven-year Series A Warrants to purchase Common Stock of $3,499,000 and the payment of bank fees of $109,000. The $225,000 net borrowing of long-term debt consists of borrowing of bank debt of $3,427,000, borrowing of other Cues's debt of $19,000 and repayment of long-term 14.5% Senior Subordinated Notes ("14.5% Notes") and 15% Notes of $3,221,000. During 1994, current assets increased by $286,000 primarily due to an increase in Cues's inventory partially offset by a decline in Cues's accounts receivable and a decrease in Bickford's Division prepaid expenses. Inventory increased due to increased monthly production volume caused by increased sales orders at Cues and the introduction and development of new products. The increase in current assets was partially offset by an increase in current liabilities of $136,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

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

Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt and interest payments on the remaining $1,187,000 of 14.5% Notes and 15% Notes. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1995, together with the report thereon of Price Waterhouse LLP dated March 21, 1996 are filed as part of this report commencing on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its independent accountants during the year nor were there any disagreements with such accountants on accounting principals or practices, financial disclosure or auditing scope or procedure.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1995 for the annual Meeting of Stockholders to be held May 22, 1996.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1995 for the annual Meeting of Stockholders to be held May 22, 1996.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1995 for the annual Meeting of Stockholders to be held May 22, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1995 for the annual Meeting of Stockholders to be held May 22, 1996.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

Index to Consolidated Financial Statements
------------------------------------------
                                                                  Page
1.  Financial Statements                                        Number(s)
                                                                ---------
   Report of Independent Certified Public Accountants             F-1
   Consolidated Balance Sheets at December 31, 1995 and 1994      F-2 to F-3
   Consolidated Income Statements for the three years
     ended December 31, 1995                                      F-4
   Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1995                          F-5
   Consolidated Statements of Cash Flows for the three years
     ended December 31, 1995                                      F-6 to F-7
   Notes to Consolidated Financial Statements                     F-8 to F-20

2.  Financial Statement Schedules

     Schedule
      Number      Description                                         Page
      ------      -----------                                         ----
       VIII       Valuation and Qualifying Accounts and Reserves       S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits

Exhibit
Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K as filed November 13, 1992 (File No 0-11877)).

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.3 Side Letter to the Family Restaurant Sale and Purchase Agreement between Marriott and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.4 Assignment and Guaranty of Family Restaurants Sale and Purchase Agreement and Side Letter, between the Company, Marriott and ELXSI dated June 29, 1991. (Incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0- 11877)).

2.6 Real Estate Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.7 Agreement Concerning Massachusetts and Connecticut Liquor Licenses between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

3.1        Restated Certificate of Incorporation of the Company, as amended.
           (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 27, 1992. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

3.3 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, as amended. (file No. 0-11877)).

4.1 Series A Warrant No. A-4 to purchase 50,000 shares of Common Stock issued to MMI. (Incorporated herein by reference to Exhibit
           4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.2 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.3 Series B Warrant No. B-1 to purchase 604,656 shares of Series A Non-Voting Convertible Preferred Stock issued to CIEC.
           (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.4 Series C Warrant No. C-2 to purchase 68,762 shares of Common Stock issued to MMI. (Incorporated herein by reference to Exhibit
           4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.5 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, M&C and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.6 Exercise of option and Assignment of Registration Rights executed by ELX and Airlie dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

4.7 15% Senior Subordinated Note issued by the Company to CIEC in the amount of $401,765.00. (Incorporated herein by reference to Exhibit
           10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.8 14.5% Senior Subordinated Note issued by the Company to CIEC in the amount of $502,206.25 dated June 27, 1991. (Incorporated herein by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.9 Amended and Restated Loan and Security Agreement, dated as of October 30, 1992 between ELXSI and Continental Bank N.A. (now Bank of America Illinois). (Incorporated herein by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (file No. 0-11877)).

4.10 First Amendment to Amended and Restated Loan and Security Agreement, dated as of February 4, 1993 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.) (Incorporated herein by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.11 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 6, 1994 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.) (Incorporated herein by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.12 14.5% Senior Subordinated Note issued by the Company to Pan Fixed Income Fund, Ltd., dated as of November 16, 1993 in the amount of $250,000. (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.13 14.5% Senior Subordinated Note issued by the Company to Rona Jaffe, dated as of November 16, 1993 in the amount of $100,000. (Incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.14 14.5% Senior Subordinated Note issued by the Company to Anne Strassler A.C.S.W. P.C., dated as of November 16, 1993 in the amount of $25,000. (Incorporated herein by reference to Exhibit 4.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.15 Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 25, 1995 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.)

4.16 Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of May 25, 1995 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.)

4.17 Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 3, 1995 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.)

10.1 The Company's 1987 Incentive Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (file No. 0-11877)).

10.2 The Company's 1987 Supplemental Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (file No. 0-11877)).

10.3 The Company's 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.4 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
           10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.5 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

10.6 Promissory Note of ELX Limited Partnership payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.7 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.8 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.9 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Thomas R. Druggish for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.13 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed October 3, 1989 (File No 0-11877)).

10.14 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit
           10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.15 Management Agreement ("Management Agreement") between Winchester National, Inc. (d/b/a as M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file No. 0-11877)).

10.16 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.17 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.18 Assignment to Cadmus on January 1, 1994 of MMI's rights under the extended Management Agreement dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.19 The Company's 1995 Incentive Stock Option Plan. (Incorporated herein by reference to Form S-8 filed with the commission on November 14, 1995. (file No. 0-11877)).

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (file No. 0- 11877)).

23.1       Consent of Price Waterhouse LLP

27         Financial Data Schedule

(b)  Reports on Form 8-K

           In connection with the acquisition of sixteen Abdow's Family Restaurants from Abdow Corporation of Springfield, MA, the Company filed a current report on Form 8-K dated July 3, 1995.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ELXSI CORPORATION


                               BY: /s/ Alexander M. Milley
                                   -------------------------------------------
                                   Alexander M. Milley
                                   Chairman of the Board, President and
                                   Chief Executive Officer

Dated:   March  25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
------------------------------     -------------------------     --------------

 /s/ Alexander M. Milley           Chairman of the Board,        March 25, 1996
------------------------------
     Alexander M. Milley           President and Chief Executive
                                   Officer (Principal Executive
                                   Officer)

 /s/ Robert C. Shaw                Director and Vice President   March 25, 1996
------------------------------
     Robert C. Shaw

 /s/ Thomas R. Druggish            Vice President, Treasurer     March 25, 1996
------------------------------     and Secretary (Chief
     Thomas R. Druggish            Accounting Officer and
                                   Principal Financial Officer)

 /s/ Kevin P. Lynch                Director and Vice President   March 25, 1996
------------------------------
     Kevin P. Lynch

 /s/ Farrokh K. Kavarana           Director                      March 25, 1996
------------------------------
     Farrokh K. Kavarana

 /s/ John C. Savage                Director                      March 25, 1996
------------------------------
     John C. Savage

              Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 22, present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
Price Waterhouse LLP


Orlando, Florida
March 21, 1996

                              ELXSI CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                 A S S E T S



                                             December 31,     December 31,
                                                 1995             1994
                                             -----------      -----------
Current assets:

   Accounts receivable, less allowance for
     doubtful accounts of $58 and $35 in 1995
     and 1994, respectively                  $   2,776         $   2,278

   Inventories                                   8,477             6,208

   Prepaid expenses and other current assets       397               205

   Asset held for sale                           1,075                --
                                             ---------         ---------

      Total current assets                      12,725             8,691

Property, buildings and equipment, net          27,458            24,275

Intangible assets, net                           5,703             5,891

Deferred debt costs, net                           212               322

Note receivable - related party                  1,156             1,156

Other                                              445               181
                                             ---------         ---------

   Total assets                              $  47,699         $  40,516
                                             =========         =========









The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,     December 31,
                                                 1995             1994
                                             -----------      -----------
Current liabilities:
   Accounts payable and drafts payable       $   4,269         $   4,016
   Accrued expenses                              4,396             4,002
   Capital lease obligations - current             137                33
   Current portion of long-term debt             1,485             1,063
                                             ---------         ---------

      Total current liabilities                 10,287             9,114

Capital lease obligations - non current          1,732             1,569
Long-term debt, net of discount                 11,570             9,639
Other non current liabilities                    1,396               796
                                             ---------         ---------

   Total liabilities                            24,985            21,118

Commitments and contingencies (Note 8)              --                --

Stockholders' equity:
  Preferred Stock, Series A Non-voting
   Convertible, par value $0.002 per share
     Authorized--5,000,000 shares
     Issued and outstanding--none                   --                --
  Common Stock, par value $0.001 per share
     Authorized--160,000,000 shares
     Issued and outstanding--4,792,353
     at December 31, 1995 and 5,032,333
     at December 31, 1994                            5                 5
  Additional paid-in-capital                   229,666           230,890
  Accumulated deficit                         (206,895)         (211,441)
  Cumulative foreign currency translation
    adjustment                                     (62)              (56)
                                             ---------         ---------

      Total stockholders' equity                22,714            19,398
                                             ---------         ---------

   Total liabilities and stockholders' equity $ 47,699         $  40,516
                                              ========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                (Amounts in Thousands, Except Per Share Data)


                                              Year Ended December 31,
                                     ---------------------------------------
                                        1995           1994          1993
                                     ----------      ---------    ----------
Net sales                             $  74,674      $  62,423    $  55,682

Costs and expenses:
   Cost of sales                         58,347         47,440       41,338
   Selling, general and administrative    7,484          6,630        6,406
   Depreciation and amortization          2,206          1,794        1,589
                                      ---------      ---------    ---------

Operating income                          6,637           6,559       6,349

Other income (expense):
   Interest income                          125              8           --
   Interest expense                      (1,767)        (1,426)      (1,653)
   Other income (expense)                    65            (41)         (80)
                                      ---------      ---------    ---------

Income before income taxes                5,060          5,100        4,616

Provision for income taxes                  514            366          348
                                      ---------      ---------    ---------

Net income                            $   4,546      $   4,734    $   4,268
                                      =========      =========    =========


Primary net income per common share   $    0.89      $    0.79    $    0.72
                                      =========      =========    =========
Fully diluted net income per common      $ 0.89      $    0.79    $    0.69
share                                 =========      =========    =========


Weighted average number of common
  and common equivalent shares
      Primary                             5,093          6,014        5,947
                                      =========      =========    =========
      Fully Diluted                       5,093          6,014        6,234
                                      =========      =========    =========







The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                                                   Cumulative
                                                                     Foreign
                                           Additional    Accum-     Currency
                                 Common     Paid-In-     ulated    Translation
                                  Stock      Capital     Deficit    Adjustment
                                 -------   ----------   ---------  ------------
Balance at December 31, 1992    $      5   $ 234,331    $(220,443)   $     (8)

Foreign currency translation
   adjustment                         --          --           --         (27)

Net income                            --          --        4,268          --
                                --------   ---------    ---------    --------

Balance at December 31, 1993           5     234,331     (216,175)        (35)

Foreign currency translation
   adjustment                         --          --           --         (21)

Purchase of 354,963 shares of Common
   Stock and warrants to purchase
   761,638 shares of Common Stock     --      (3,499)          --          --

Exercise of Common Stock options
   to purchase 18,400 shares of
   Common Stock                       --          58           --          --

Net income                            --          --        4,734          --
                                --------   ---------    ---------    --------

Balance at December 31, 1994           5     230,890     (211,441)        (56)

Foreign currency translation
   adjustment                         --          --           --          (6)

Purchase of 240,000 shares of Common
   Stock                              --      (1,224)          --          --

Net income                            --          --        4,546          --
                                --------   ---------    ---------    --------

Balance at December 31, 1995    $      5   $ 229,666    $(206,895)   $    (62)
                                ========   =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                  Year Ended December 31,
                                              -------------------------------
                                                1995       1994        1993
                                              -------    --------    --------
Cash flows provided by operating activities:

Net income                                   $  4,546    $  4,734    $  4,268
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                2,206       1,794       1,589
   Amortization of deferred debt costs            213         126         157
   Amortization of debt discount                   19          90          43
   Loss on disposal of equipment                   54           7           2
   Other                                           (6)        (21)        (27)

(Increase) decrease in assets:
   Accounts receivable                           (498)        301        (996)
   Inventories                                 (2,269)       (794)     (1,709)
   Prepaid expenses and other current assets     (192)        207          30
   Asset held for sale                         (1,075)         --          --
   Other                                         (242)         (9)       (110)
Increase (decrease) in liabilities:
   Accounts payable and drafts payable            253         305       1,197
   Accrued expenses                               394         281        (671)
   Other current liabilities                       --        (450)         --
   Other non current liabilities                  600         300         250
                                             --------    --------    --------
   Net cash provided by operating activities    4,003       6,871       4,023
                                             --------    --------    --------

Cash flows used in investing activities:

   Acquisition of Abdow's Restaurants          (2,575)         --          --
   Purchase of property, building and equipment(2,357)     (2,363)     (1,856)
   Note receivable - related party                 --      (1,156)         --
                                             --------    --------    --------
   Net cash used in investing activities       (4,932)     (3,519)     (1,856)
                                             --------    --------    --------






The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Dollars in Thousands)


                                                    Year Ended December 31,
                                                 ----------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----

Cash flows provided by (used in) financing
  activities:
   Net borrowing (payment) of line of credit    2,429       3,446      (2,135)
   Payments of long-term senior subordinated
     debt                                         (83)     (3,221)         --
   Payments of long-term debt                     (12)         --          --
   Purchase of Common Stock and warrants to
     purchase Common Stock                     (1,224)     (3,499)         --
   Proceeds from exercise of Common Stock
     options                                       --          58          --
   Payment of deferred bank fee                  (125)       (109)         --
   Principal payments on capital lease
     obligations                                  (56)        (27)        (32)
                                               -------   --------    --------
   Net cash provided by (used in) financing
     activities                                   929      (3,352)     (2,167)
                                               -------   --------    --------
(2,167)

Decrease in cash and cash equivalents              --          --          --

Cash and cash equivalents, beginning of period     --          --          --
                                               ------    --------    --------

Cash and cash equivalents, end of period     $     --    $     --    $     --
                                             ========    ========    ========


Supplemental Disclosure of Cash Flow
  Information:
   Cash paid during the year for:
     Interest                                $  1,544    $  1,324    $  1,482
     Taxes                                        563         455         223

Supplemental Disclosure of Noncash Investing and Financing Activities:

In September 1989, the Company recorded a $301,000 warrant discount upon issuance of $2,000,000 in senior subordinated notes. Interest expense on the Consolidated Income Statement for each of the years ended December 31, 1995, 1994 and 1993 includes $19,000, $43,000 and $43,000, respectively of amortization of this debt discount. During 1994, the Company prepaid a portion of the senior subordinated notes and wrote off an additional $47,000 of the debt discount, which is included in interest expense during 1994.



The accompanying notes are an integral part of these consolidated financial statements.

                              ELXSI CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1995


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

In September 1989 and January 1990, the Company entered into agreements with, and between, The Airlie Group L.P. ("Airlie"), Continental Illinois Equity Corporation ("CIEC") and Milley & Company ("M&C"), (hereinafter referred to collectively as the "Buyers") whereby the Buyers acquired 960,000 shares of the Company's Common Stock for $3,000,000 in cash. In addition, the Buyers loaned the Company $2,000,000 (see Note 6). Subsequent to these transactions, the Company announced its intention of pursuing an active program of identifying, acquiring and managing middle market companies.

On July 1, 1991, ELXSI acquired thirty Bickford's Restaurants and twelve Howard Johnson's Restaurants, which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut , from Marriott Family Restaurants, Inc.

During 1992, ELXSI sold six of its Howard Johnson's Restaurants, converted four others into Bickford's Restaurants and opened one new Bickford's Restaurant. During 1993, ELXSI opened three new Bickford's Restaurants. During 1994, ELXSI opened two new Bickford's Restaurants and converted one of its two remaining Howard Johnson's Restaurants into a Bickford's Restaurant. During 1995, ELXSI opened one new Bickford's Restaurant, acquired sixteen Abdow's Family Restaurants ("Abdows") and converted two of the Abdows into Bickford's Restaurants. As of December 31, 1995, ELXSI operated forty-four Bickford's, fourteen Abdows and one Howard Johnson's Restaurant, (the "Restaurants" or the "Restaurant Division").

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, together referred to as ("Cues").

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

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal year consists of four 13-week quarters (one 52-week period) ending on the last Saturday in December closest to the 31; however, this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year.

Cash and Cash Equivalents The Company has instituted a cash management system whereby cash generated by operations is immediately used to reduce debt. Accordingly the Company maintains no cash or cash equivalents.

Fair Value of Financial Instruments The carrying amount of accounts and note receivable, asset held for sale, accounts and drafts payable, accrued expenses and long-term debt approximates fair value because of the short maturity of those instruments and the variable nature of the interest rates associated with the debt.

Inventories Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

Property, Buildings and Equipment Property, buildings and equipment, including buildings under capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method for book purposes. Buildings held pursuant to capital leases are amortized over the shorter of the term of the respective lease including options or the estimated useful life. The estimated lives used are:

      Buildings and improvements                          30 years
      Equipment, furniture and fixtures                    7 years

Depreciation and amortization expense for 1995, 1994 and 1993 was $2,018,000, $1,614,000 and $1,409,000, respectively.

Intangibles The excess of cost over fair value of net assets acquired is being amortized over 35 years using the straight-line method. Amortization expense for 1995, 1994 and 1993 was $153,000, $151,000 and $151,000, respectively.
Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying value of such intangible assets as of each consolidated balance sheet presented.

Trademarks are being amortized over 35 years using the straight-line method. Amortization expense for 1995, 1994 and 1993 was $35,000, $29,000 and $29,000,
respectively.

Deferred Debt Costs Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 1995 and 1994, $212,000 and $322,000, respectively remain to be amortized over future periods. Amortization expense in 1995, 1994 and 1993 was $213,000, $126,000 and $157,000, respectively.

Use of Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation The assets and liabilities of the Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

Income Taxes The Company has adopted Statement of Financial Accounting Standards Number 109 "Accounting For Income Taxes" ("SFAS 109"). This Statement provides for accounting for taxes under an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities (see
Note 5).

Advertising Advertising costs, included in selling, general and administrative expense, are expensed as incurred and were $862,000, $753,000 and $558,000 in 1995, 1994 and 1993.

Net Income Per Common Share Net income per common share is computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the respective periods.

NOTE 3.   Acquisitions

On July 3, 1995, ELXSI acquired Abdow's Family Restaurants from Abdow Corporation of Springfield, MA, for a price of approximately $3,800,000 including estimated expenses of approximately $300,000. The transaction includes the leasing of 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. ELXSI intends to convert most of the Abdows locations into Bickford's Restaurants over the next 12 to 18 months. Shortly after the acquisition, ELXSI negotiated the sale of the Vernon, Connecticut Abdow's Restaurant for a net sales price of approximately $1,225,000, which approximated the fair market value of the Restaurant on the date of its acquisition by ELXSI. The balance receivable from the sale is reflected as an asset held for sale at December 31, 1995. The balance of the purchase price of $2,575,000 was allocated to the equipment, leasehold improvements and leasehold interests of the remaining fifteen Abdow's restaurants. The sale of the Vernon Connecticut, Abdows Restaurant was consummated on February 1, 1996.

The acquisition was financed by an increase in ELXSI's existing line of credit with the Bank of America Illinois, which was extended to June 30, 1997. The total available credit on July 3, 1995 was increased to $15,840,000. The minimum monthly reductions in available credit were increased from $220,000 per month to $280,000 per month from July to December 1995 and $3,330,000 annually thereafter.

NOTE 4.   Composition of Certain Financial Statement Components

                                              Year Ended December 31,
                                          ------------------------------
                                              1995              1994
                                          ------------      ------------
   Inventories:
   Raw materials and finished goods       $  5,715,000      $  4,191,000
   Work in process                           2,762,000         2,017,000
                                          ------------      ------------
                                          $  8,477,000      $  6,208,000
                                          ============      ============

Property, buildings and equipment:
     Land                                 $  7,298,000      $  7,298,000
     Buildings and improvements             14,696,000        12,865,000
     Buildings held pursuant to
       capital leases                        1,671,000         1,671,000
     Equipment, furniture and fixtures      10,080,000         6,855,000
                                          ------------      ------------
                                            33,745,000        28,689,000
     Accumulated depreciation and
       amortization                         (6,287,000)       (4,414,000)
                                          ------------      ------------
                                          $ 27,458,000      $ 24,275,000
                                          ============      ============

  Intangible assets:
     Excess of cost over fair value of
      net assets acquired                 $  5,249,000      $  5,249,000
     Trademarks                              1,030,000         1,030,000
     Liquor licenses                            85,000            85,000
                                          ------------      ------------
                                             6,364,000         6,364,000
     Accumulated amortization                 (661,000)         (473,000)
                                          ------------      ------------
                                          $  5,703,000      $  5,891,000
                                          ============      ============

The excess of cost over fair value of net assets acquired, trademarks and liquor licenses represent the value assigned to these intangible assets upon the acquisition of the Restaurants and Cues by ELXSI.

                                              Year Ended December 31,
                                          -------------------------------
                                              1995              1994
                                          -------------     -------------
  Accrued expenses:
     Accrued salaries, benefits
       and vacation                         $1,452,000      $  1,092,000
     Other taxes                               678,000           463,000
     Other reserves                            355,000           683,000
     Accrued utilities                         306,000           221,000
     Accrued insurance                         304,000           167,000
     Accrued rents                             233,000           257,000
     Accrued professional fees                 146,000           213,000
     Warranty accrual                          180,000           150,000
     Accrued interest and bank fees            126,000           240,000
     Accrued royalty                            72,000                --
     Accrued acquisition costs                  56,000            84,000
     Accrued management fees - related party    18,000            20,000
     State and federal income taxes              6,000            17,000
     Other accrued expenses                    464,000           395,000
                                          ------------      ------------
                                          $  4,396,000      $  4,002,000
                                          ============      ============

NOTE 5.   Income Taxes

Effective January 1, 1993, the Company adopted the provisions of SFAS 109. As a result of the adoption of SFAS 109, the Company recorded a deferred tax asset of $88,698,000 which was fully offset by a valuation allowance in accordance with the provisions of SFAS 109 at January 1, 1993.

Pre-tax income for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                           1995          1994         1993
                                        ----------   ----------    ----------

      Domestic                          $4,941,000   $4,911,000    $4,575,000
      Foreign                              119,000      189,000        41,000
                                         ---------    ---------     ---------
        Total                           $5,060,000   $5,100,000    $4,616,000
                                        ==========   ==========    ==========

Income tax expense for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                Year Ended December 31,
                                        -------------------------------------
                                           1995          1994         1993
                                         ---------    ---------     ---------
      Current tax expense
        Federal                          $ 118,000    $  88,000     $ 116,000
        State and local                    396,000      278,000       232,000
                                         ---------    ---------     ---------
        Total current                    $ 514,000    $ 366,000     $ 348,000
                                         =========    =========     =========

Deferred tax (liabilities) assets are comprised of the following at December 31, 1995 and 1994:

                                                 1995              1994
                                             ------------      ------------

      Accrued expenses and other             $ (1,422,000)     $ (1,174,000)
                                             ------------      ------------
      Gross deferred tax liabilities           (1,422,000)       (1,174,000)
                                             ------------      ------------

      Syndication costs                         1,662,000         1,662,000
      Acquisition costs                           421,000           421,000
      Accrued expenses and other                1,380,000         1,031,000
      Loss carryforwards                       75,217,000        76,854,000
      Credit carryforwards                      6,730,000         6,730,000
                                             ------------      ------------
        Gross deferred tax assets              85,410,000        86,698,000
                                             ------------      ------------

        Deferred tax asset valuation
          allowance                           (83,988,000)      (85,524,000)
        Net deferred taxes                   $         --      $         --

The Company has net operating loss carryforwards for federal income tax purposes of approximately $221 million and $226 million at December 31, 1995 and 1994, respectively. The decrease in the deferred tax asset valuation allowance primarily resulted from the use of net operating loss carryforwards to offset the 1995 estimated federal taxable income. The net operating loss carryforwards expire between 1997 and 2005. The Company also has investment tax credit carryforwards of approximately $3.2 million, research and development tax credit carryforwards of approximately $3.3 million and minimum tax credit carryforwards of approximately $230,000. The investment tax credit and research and development tax credit
                                   F-12
carryforwards expire between 1997 and 2003,and the minimum tax credit carryforwards have an unlimited carryforward period.

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                Year Ended December 31,
                                         -------------------------------------
                                           1995          1994          1993
                                         ---------    -----------   ----------
   Federal income tax rate                   34.0%          34.0%        34.0%
   State income taxes, net of
     federal benefit                          7.7            5.3          4.9
   Other                                       .5            (.1)          .6
   Recognition of net operating loss        (32.0)         (32.0)       (32.0)
                                         ---------    ----------    ---------
        Effective income tax rate            10.2%          7.2%         7.5%
                                         =========    ==========    =========

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

NOTE 6.   Long-Term Debt and Related Party Transactions

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

In January 1990, CIEC purchased from Airlie 220,400 shares of the Company's Common Stock as well as $402,000 principal amount of notes. In addition, the Company and Airlie modified the warrants, described above, for the purchase of 1,053,500 shares of the Common Stock of the Company, in that such warrants were exchanged for two warrants, one exercisable for 811,638 shares of Common Stock and the second exercisable for 24,186 shares of the Company's Series A Non-Voting Convertible Preferred Stock, which is convertible, under certain specified conditions, into 241,862 shares of the Common Stock. The Series A Non-Voting Convertible Preferred Stock carries a liquidation preference of $0.002 per share and does not have voting rights, but otherwise has substantially the same rights as the Common Stock. Following the issuance of the two warrants, the second warrant was sold by Airlie to CIEC. In addition, in connection with such purchases, the option previously granted by Airlie to ELX was amended to be exercisable for

369,800 shares of Common Stock, and an option to purchase 110,200 shares of Common Stock at a price of $3.125 per share was granted by CIEC to ELX.

On June 27, 1991, in connection with the Restaurant purchase, Airlie, CIEC and M&C purchased an additional, $1,685,000, $502,000 and $313,000, respectively, of the Company's senior subordinated notes. The notes bear interest at 14.5% and are payable in five annual installments of $500,000 commencing on June 27, 1997.

On November 15, 1993, Airlie sold $500,000 of its 14.5% seniaor subordinated notes. In connection with the sale, Milley Management, Inc., a management consulting firm, of which the President of the Company is the President and majority stockholder, acquired 50,000 of the outstanding warrants previously issued by the Company to Airlie. In addition, Cadmus Corporation ("Cadmus"), whose President and principal owner is Alexander M. Milley, purchased $125,000 of the senior subordinated notes from Airlie. The remaining $375,000 was purchased by three unrelated entities.

On May 19, 1994, the Company purchased all of the 15.0% and 14.5% senior subordinated notes held by Milley Management, Inc. at their face value of approximately $250,000 and $313,000, respectively. Milley Management, Inc. waived the prepayment penalties.

On December 8, 1994, in connection with a complete divestiture of Airlie's holdings in the Company, the Company purchased all of the 15.0% and 14.5% senior subordinated notes held by Airlie at their face value of approximately $1,348,000 and $1,185,000, respectively. Airlie waived the prepayment penalties and the Company agreed to cancel the remaining debt commitment due from Airlie. In addition to the two notes, the Company purchased and retired 354,963 shares of the Company's Common Stock at $5.25 per share and 761,638 warrants to purchase the Company's common stock for $2.125 per share.

In conjunction with the above transaction, the Company loaned ELX approximately $1,156,000 on December 8, 1994. ELX used the proceeds to exercise its option to purchase 369,800 shares held by Airlie under an existing option. The note bears interest at 1/2% above the Company's senior debt borrowing rate, and the principal and interest are due on December 8, 1997.

On December 8, 1994, Cadmus purchased 50,000 shares of the Company Common Stock held by Airlie for $5.25 per share. The above December 8, 1994 transactions represented a complete divestiture of the Company's securities held by Airlie. The source of the funds was the bank line of credit.

Transactions with Cadmus Corporation In connection with the Agreement described above, ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with Cadmus. The management agreement which was scheduled to expire in September 1992 was extended for a minimum of three additional years. Certain of the Company's officers and directors are affiliated with Cadmus. The management agreement provides for Cadmus to receive for management services rendered, compensation of $500,000 per year commencing as soon as the Company has operating income, as defined, of $1,250,000 for a fiscal quarter, plus reimbursement for reasonable expenses. The fee shall be discontinued immediately following a year in which the Company has operating income, as defined, of less than $4,000,000 and shall be reinstated in the month following a quarter in which the Company has operating income, as defined, of $1,250,000. During 1995, 1994 and 1993, the Company was charged management fees of $500,000 each year. Cadmus also provides the Company with general and administrative services. During 1995, 1994 and 1993, the Company was charged $36,000, $41,000 and $42,000, respectively, for such items. At December 31, 1995 and 1994, accrued expenses include $18,000 and $20,000, respectively, due to Cadmus under such agreement.

NOTE 7.   Long-Term Debt

Long-term debt consists of the following:
                                                             December 31,
                                                      -------------------------
                                                          1995          1994
                                                      -----------   -----------
   1.  ELXSI

       Bank  Line of Credit, $14,160,000, as amended,
       interest due monthly at prime plus 1%
       (9.5% at December 31, 1995), maturing on
       June 28, 1997. The line of credit
       provides for minimum reductions in
       available credit of $3,330,000 annually.
       The line is secured by assets of the
       Company, including real estate and the
       outstanding stock of ELXSI. The note
       provides for interest of .3% on the
       unused portion of the line of credit. In
       addition, the agreement restricts the
       payment of cash dividends on Common
       Stock to an amount not to exceed 50% of
       the excess cash flow as defined in the
       agreement.                                   $ 11,709,000   $ 9,280,000

   2.  ELXSI Corporation

       Unsecured senior subordinated note payable
       with interest at 15% payable quarterly in
       arrears, commencing November 15, 1989. The
       principal is payable in five equal annual
       installments of approximately $80,000
       commencing September 25, 1995. At issuance,
       ELXSI Corporation recorded the note at a
       discount, which is being amortized to
       interest expense on a straight line basis
       over the life of the note.                        310,000       374,000

   3.  ELXSI Corporation


       Unsecured senior subordinated notes payable
       with interest at 14.5% payable quarterly in
       arrears, commencing August 15, 1991. The
       principal is payable in five equal annual
       installments of approximately $175,000
       commencing June 27, 1997.                         877,000       877,000

   4.  Cues

       Mortgage payable at 8.25% on the land and
       building owned by Cues B.V.                       141,000       141,000

                                                        December 31,
                                                ----------------------------
                                                    1995           1994
                                                    ----           ----

     Other                                      $     18,000   $     30,000
                                                ------------   ------------
                                                  13,055,000     10,702,000

     Less current portion                        (1,485,000)    (1,063,000)
                                                -----------    -----------
     Long-Term Debt                             $ 11,570,000   $  9,639,000
                                                ============   ============

The above debt, contains, among other provisions, financial covenants related to the maintenance of minimum net worth, restrictions on capital expenditures and compliance with certain ratios including liabilities to net worth and interest coverage. Aggregate maturities of long-term debt for the five years ending December 31, 2000 and thereafter are as follows:

                  1996                          $  1,485,000
                  1997                            10,596,000
                  1998                               265,000
                  1999                               265,000
                  2000                               184,000
                  Thereafter                         260,000
                                                ------------
                                                $ 13,055,000
                                                ============

At December 31, 1995, the Company was in default of two financial debt covenants relating to the bank line of credit facility. The Company received a waiver from the bank for these defaults for the quarter ended December 31, 1995. Further, the bank has agreed to modify those existing covenants, which the Company expects to be in violation of during 1996, based on its 1996 budget. Management expects to meet its 1996 budget and to be in compliance with the related covenants in the coming year.

NOTE 8.   Commitments and Contingencies

ELXSI conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at forty-six of its fifty-eight restaurants under terms of numerous lease agreements expiring on various dates including options through 2032. The majority of the leases provide that ELXSI pay taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the related agreements. Generally, the leases provide for renewal options and in most cases, management expects that in the normal course of business, lease agreements will be renewed or replaced by other leases.

Cues has several noncancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for the five years ending December 31:

                                                Capital Leases  Operating Leases
                                                --------------  ----------------

   1996                                         $    276,000     $  2,623,000
   1997                                              276,000        2,637,000
   1998                                              273,000        2,417,000
   1999                                              175,000        2,366,000
   2000                                              175,000        2,347,000
   Thereafter                                      2,718,000       17,254,000
                                                ------------     ------------
   Total minimum lease payments                    3,893,000     $ 29,644,000
                                                                 ============
   Less - Amount representing interest            (2,024,000)
                                                ------------
   Present value of net minimum capital
     lease payments                                1,869,000
   Less - current portion                          (137,000)
                                                -----------
   Long-term capital lease obligation           $  1,732,000
                                                ============

Included in the above schedule of future minimum lease commitments are sublease rental income of $32,000 in 1996 and $23,000 in each year from 1997 to 2005. Rent expense charged to operations amounted to $2,235,000, $1,701,000 and $1,516,000 during 1995, 1994, and 1993, respectively.

At December 31, 1995 and 1994, ELXSI had outstanding letters of credit totalling $500,000 and $600,000, respectively.

Cues has agreements with truck dealers to deliver truck bodies which are used in the manufacture of certain Cues products. Under these agreements, Cues reimburses the dealers floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 1995, 1994 and 1993 was $56,000, $57,000 and $25,000, respectively. At December 31, 1995 and 1994, truck bodies held by the dealers under these agreements were valued at $688,000 and $719,000, respectively.

NOTE 9.   Thrift and Profit Sharing Plan

In 1986, Cues established a contributory trusteed thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1, of each year. Participants have the option of making after-tax or deferred cash contributions, not to exceed 6% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution. The participants may make additional voluntary contributions to the plan which are not supplemented by employer contributions. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1995, 1994 and 1993 was $48,000, $40,000 and $48,000,
respectively.

During 1995, the Restaurant division established a non-contributory trusteed thrift and profit sharing plan covering all of its employees who are over the age of twenty-one and have completed one year of eligible service.

NOTE 10.   Common Stock

Activity in common stock shares for the years ended December 31, 1995, 1994 and 1993 was as follows:
                                        1995           1994           1993
                                    ------------   ------------   ------------
Common Stock Issued:
   Balance at beginning of year        5,032,333      5,368,870      5,282,359
   Issuance of fractional shares              20             26            357
   Options exercised                          --         18,400             --
   Warrants exercised                         --             --         86,154
   Shares repurchased and cancelled     (240,000)      (354,963)            --
                                    ------------   ------------   ------------
   Balance at end of year              4,792,353      5,032,333      5,368,870
                                    ============   ============   ============

NOTE 11.   Common Stock Options and Warrants

Common Stock Options At December 31, 1995, the Company had a total of 644,587 common shares reserved for issuance under its stock option plans. Options under the Company's plans are granted at prices determined by the Board of Directors, but not less than the fair market value of the Common Stock on the date of grant. Options generally become exercisable in cumulative annual installments beginning one year after the date of grant, are fully exercisable after five years, and expire after 10 years. During 1995, stockholders approved the 1995 Incentive Stock Option Plan (the "1995 Plan") consisting of 125,000 shares. Under the 1995 Plan 104,500 shares were granted at an exercise price of $5.75 per share. The shares become exercisable on November 19, 1995. During 1993, stockholders approved the 1993 Incentive Stock Option Plan (the "1993 Plan") consisting of 300,000 shares. Under the 1993 Plan 21,000, 115,000 and 100,400 shares were granted at exercise prices of $5.375, $5.75 and $5.375 per share in 1995, 1994 and 1993, respectively. The shares become exercisable on October 24, 1996, November 19, 1994 and March 8, 1994, respectively. During the year ended December 31, 1992, the Company granted stock options for the purchase of 100,000 shares at an exercise price of $5.00 per share. The grant became fully exercisable when ratified by the Company's stockholders at its annual meeting on May 27, 1993.

                                       Shares              Option Prices
                                       ------             -------------
Outstanding at December 31, 1993        220,600           $3.125  -$26.50
      Granted                           115,000                 $5.75
      Exercised                         (18,400)               $3.125
                                   ------------
Outstanding at December 31, 1994        317,200           $3.125  -$26.50
      Granted                           125,500           $5.375  - $5.75
      Exercised                            (600)               $3.125
      Cancelled                          (4,190)          $5.375  - $5.75
                                   ------------
Outstanding at December 31, 1995        437,910           $5.375  -$26.50
                                   ============

Options available for grant under all of the these plans total 206,677 shares and 202,987 shares at December 31, 1995 and 1994, respectively.

Warrants At December 31, 1995, the Company had a total of 511,124 common shares reserved for issuance pursuant to the warrants as follows:

In connection with the acquisition of Cues, the Company issued a warrant to purchase 68,762 shares of the Company's Common Stock to the former parent of Cues. The warrants remain unexercised at December 31, 1995, have an exercise price of $4.36 per share, are currently exercisable and expire on January 31, 1997.

In connection with the Stock and Note Purchase Agreement (see Note 6), the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock to private investors in 1989. On December 8, 1994, the Company repurchased the warrant for 761,638 shares from Airlie for $2.125 per share. The remaining 442,362 warrants remain unexercised at December 31, 1995, are currently exercisable, expire on September 25, 1996 and have an exercise price of $3.125 per share.

In connection with a 1987 private placement of Common Stock, the Company issued fully paid warrants to acquire up to an aggregate of 86,154 shares of the Company's Common Stock. These warrants were exercised during 1993.

Phantom Option Plan The phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key Bickford's Restaurants employees (the "Group"). At the inception of the plan, the Group paid an initial investment totalling approximately $116,000. Each participant is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurs on July 1, 1996, at which time the Group, as a whole, is entitled to 13.9% of the appraised value of Bickford's, as defined. The phantom stock options may be exercised on the earliest of July 1, 2001, the termination of the employees' employment or the sale of the Restaurant Division. During 1995, 1994 and 1993, the Company recorded compensation expense related to the phantom stock option plan of $600,000, $300,000 and $250,000, respectively.

NOTE 12.   Segment Reporting

The Company operates in two segments, restaurant management and equipment manufacturing. Summarized financial information by business segment for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                        1995           1994           1993
                                    ------------   ------------   ------------
Net Sales:
   Restaurants                      $ 54,270,000   $ 43,391,000   $ 38,903,000
   Equipment                          20,404,000     19,032,000     16,779,000
                                    ------------   ------------   ------------
                                    $ 74,674,000   $ 62,423,000   $ 55,682,000
                                    ============   ============   ============
Operating Income:
   Restaurants                      $  7,088,000   $  6,404,000   $  6,215,000
   Equipment                             988,000      1,346,000      1,210,000
   Corporate                          (1,439,000)    (1,191,000)    (1,076,000)
                                    ------------   ------------   ------------
                                    $  6,637,000   $  6,559,000   $  6,349,000
                                    ============   ============   ============
Total Assets:
   Restaurants                      $ 30,008,000   $ 25,989,000   $ 25,828,000
   Equipment                          16,321,000     13,182,000     12,688,000
   Corporate                           1,370,000      1,345,000          4,000
                                    ------------   ------------   ------------
                                    $ 47,699,000   $ 40,516,000   $ 38,520,000
                                    ============   ============   ============

                                        1995           1994           1993
                                    ------------   ------------   ------------
Depreciation and Amortization:
   Restaurants                      $  1,833,000   $  1,460,000   $  1,288,000
   Equipment                             373,000        334,000        301,000
                                    ------------   ------------   ------------
                                    $  2,206,000   $  1,794,000   $  1,589,000
                                    ============   ============   ============
Capital Expenditures:
   Restaurants                      $  1,967,000   $  2,015,000   $  1,666,000
   Equipment                             390,000        348,000        190,000
                                    ------------   ------------   ------------
                                    $  2,357,000   $  2,363,000   $  1,856,000
                                    ============   ============   ============

Capital expenditures exclude amounts in connection with acquisition and divestitures.

There were no intersegment sales or transfers during 1995, 1994, and 1993. Operating income by business segment excludes interest income, interest expense, and unallocated corporate expenses. Corporate assets consist principally of prepaid expenses and the related party note receivable.

Foreign assets, revenues, and export sales each represents less than ten percent of the Company's totals. No material amount of the Company's sales are dependent upon a single customer.

NOTE 13.  Subsequent Event

On February 1, 1996, ELXSI completed the sale of its Vernon, Connecticut Abdow's Restaurant for a net price of $1,225,000. At December 31, 1995 the Company reflected the $1,075,000 balance receivable of as an asset held for sale on the Consolidated Balance Sheet. No gain or loss will be recognized on this sale as the net proceeds approximated the estimated fair market value on the July 3, 1995 acquisition date.

NOTE 14.  Quarterly Financial Data - (Unaudited)

The following summarizes quarterly financial data for 1995 and 1994 (in thousands, except per share data):
                                                   1995
                              ---------------------------------------------
                               Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                               --------    --------    --------    --------
   Net sales                  $  15,614   $  16,914   $  22,048   $  20,098
   Gross profit                   3,410       3,903       4,504       4,510
   Income before income taxes       833       1,222       1,591       1,414
   Net income                 $     745   $   1,084   $   1,432   $   1,285
   Earnings per common share:
   Primary                    $     .15   $     .21   $     .28   $     .25
   Fully diluted              $     .15   $     .21   $     .28   $     .25

                               Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                               --------    --------    --------    --------
   Net sales                  $  14,228   $  15,631   $  16,844   $  15,720
   Gross profit                   3,000       3,864       4,190       3,929
   Income before income taxes       535       1,345       1,769       1,451
   Net income                 $     489   $   1,239   $   1,631   $   1,375
   Earnings per common share:
   Primary                    $     .08   $     .20   $     .27   $     .24
   Fully diluted              $     .08   $     .20   $     .27   $     .24

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      ELXSI CORPORATION AND SUBSIDIARIES
                            (Dollars in Thousands)

                                      Additions
                                      Balance at       Charged      Charged to                     Balance
                                      Beginning      Costs and        Other       Deductions       at End
                                      of Period      Expenses   Accounts-describe  Describe       of Period
                                      ---------      --------   -----------------  --------       ---------
Year ended December 31, 1995
  Account deducted from assets:
    Reserve for doubtful accounts
      receivable                      $      35      $     23       $    19 (C)      $(19) (A)     $    58
                                      =========      ========       =======          =====         =======
    Inventory reserve                 $     100      $     54       $   --             (4) (B)     $   150
                                      =========      ========       ======           =====         =======

Year ended December 31, 1994
  Account deducted from assets:
    Reserve for doubtful accounts
      receivable                      $      77      $      3       $   --            (45) (A)     $    35
                                      =========      ========       ======           =====         =======
    Inventory reserve                 $     262      $     53       $   --           (215) (B)     $   100
                                      =========      ========       ======           =====         =======

Year ended December 31, 1993
  Account deducted from assets:
    Reserve for doubtful accounts
      receivable                      $      38      $     35       $    6             (2) (A)     $    77
                                      =========      ========       ======           =====         =======
    Inventory reserve                 $     339      $     29       $   --           (106) (B)     $   262
                                      =========      ========       ======           =====         =======

(A) Uncollectible accounts written off during 1995, 1994 and 1993.
(B) Obsolete inventory written off during 1995, 1994 and 1993.
(C) Bad debt recoveries.

                               ELXSI Corporation
                                Exhibits Index
                               1995 - Form 10-K

Exhibit
Number    Description                                                Page No.
------    -----------                                                --------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K as filed November 13, 1992 (File No 0-11877)).

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.3       Side Letter to the Family Restaurant Sale and Purchase
          Agreement between Marriott and the Company dated
          February 28, 1991. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form
          8-K, dated July 16, 1991 (File No. 0-11877)).

2.4       Assignment and Guaranty of Family Restaurants Sale and
          Purchase Agreement and Side Letter, between the
          Company, Marriott and ELXSI dated June 29, 1991.
          (Incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated July 16,
          1991 (File No. 0-11877)).

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.6 Real Estate Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.7 Agreement Concerning Massachusetts and Connecticut Liquor Licenses between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit
          2.6 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No.
          0-11877)).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 27, 1992. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

3.3 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration
          Statement on Form S-4, as amended. (file No. 0-11877)).

4.1 Series A Warrant No. A-4 to purchase 50,000 shares of Common Stock issued to MMI. (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

4.2 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.3 Series B Warrant No. B-1 to purchase 604,656 shares of Series A Non-Voting Convertible Preferred Stock issued to CIEC. (Incorporated herein by reference to Exhibit
          4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.4 Series C Warrant No. C-2 to purchase 68,762 shares of Common Stock issued to MMI. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

4.5 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, M&C and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.6 Exercise of option and Assignment of Registration Rights executed by ELX and Airlie dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.7 15% Senior Subordinated Note issued by the Company to CIEC in the amount of $401,765.00. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.8 14.5% Senior Subordinated Note issued by the Company to CIEC in the amount of $502,206.25 dated June 27, 1991. (Incorporated herein by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.9 Amended and Restated Loan and Security Agreement, dated as of October 30, 1992 between ELXSI and Continental Bank N.A. (now Bank of America Illinois). (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (file No. 0- 11877)).

4.10 First Amendment to Amended and Restated Loan and Security Agreement, dated as of February 4, 1993 between ELXSI and Bank of America Illinois formerly Continental Bank N.A.) (Incorporated herein by reference to Exhibit 4.10 of the

          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.11 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 6, 1994 between ELXSI and Bank of America Illinois (formerly Continental Bank N.A.) (Incorporated herein by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.12 14.5% Senior Subordinated Note issued by the Company to Pan Fixed Income Fund, Ltd., dated as of November 16, 1993 in the amount of $250,000. (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

4.13 14.5% Senior Subordinated Note issued by the Company to Rona Jaffe, dated as of November 16, 1993 in the amount of $100,000. (Incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.14 14.5% Senior Subordinated Note issued by the Company to Anne Strassler A.C.S.W. P.C., dated as of November 16, 1993 in the amount of $25,000. (Incorporated herein by reference to Exhibit 4.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

4.15      Third Amendment to Amended and Restated Loan and
          Security Agreement, dated as of January 25, 1995 between ELXSI and Bank of America Illinois (formerly
          Continental Bank N.A.)

4.16      Fourth Amendment to Amended and Restated Loan and
          Security Agreement, dated as of May 25, 1995 between
          ELXSI and Bank of America Illinois (formerly
          Continental Bank N.A.)

4.17      Fifth Amendment to Amended and Restated Loan and
          Security Agreement, dated as of July 3, 1995 between
          ELXSI and Bank of America Illinois (formerly
          Continental Bank N.A.)

10.1 The Company's 1987 Incentive Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (file No. 0-11877)).

10.2 The Company's 1987 Supplemental Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (file No. 0-11877)).

10.3      The Company's 1993 Incentive Stock Option Plan.
          (Incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.4 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.5 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.6 Promissory Note of ELX Limited Partnership payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

10.7      Non-Qualified Stock Option Agreement issued to Robert
          C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

10.8 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.9      Non-Qualified Stock Option Agreement issued to Farrokh
          K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.10     Non-Qualified Stock Option Agreement issued to Kevin
          P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.12     Non-Qualified Stock Option Agreement issued to Thomas
          R. Druggish for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.13 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed October 3, 1989 (File No 0-11877)).

10.14 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.15 Management Agreement ("Management Agreement") between Winchester National, Inc. (d/b/a as M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file No. 0- 11877)).

10.16 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.17 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.18 Assignment to Cadmus on January 1, 1994 of MMI's rights under the extended Management Agreement dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0- 11877)).

10.19     The Company's 1995 Incentive Stock Option Plan.
          (Incorporated herein by reference to Form S-8 filed with the commission on November 14, 1995. (file No.
          0-11877)).

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990 (file
          No. 0-11877)).

23.1       Consent of Price Waterhouse LLP

27         Finacial Data Schedule