Form 10-Q
period 1996-03-31
ELXSI CORP /DE//
filed 1996-05-15
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               --------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-11877
                                               ----------------


                                ELXSI CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                77-0151523
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
- --------------------------------------------------------------------------------
(Address of principal executive offices)                Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------


- --------------------------------------------------------------------------------
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

On April 24, 1996, the registrant had outstanding 4,792,357 shares of Common Stock, par value $0.001 per share.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                                        March 31,        December 31,
                                                          1996               1995
                                                          ----               ----

Current assets:

     Accounts receivable, net                        $        3,236      $       2,776

     Inventories, net                                         9,152              8,477

     Prepaid expenses and other current assets                  273                397

     Assets held for sale                                        --              1,075
                                                     --------------      -------------

         Total current assets                                12,661             12,725

Property, buildings and equipment, net                       27,303             27,458

Intangible assets, net                                        5,660              5,703

Deferred debt costs, net                                        152                212

Note receivable - related party                               1,156              1,156

Other                                                           465                445
                                                     --------------      -------------

         Total assets                                $       47,397      $      47,699
                                                     ==============      =============







The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              March 31,       December 31,
                                                                1996              1995
                                                                ----              ----
Current liabilities
     Accounts payable and drafts payable                   $        3,173     $       4,269
     Accrued expenses                                               3,905             4,396
     Capital lease obligations - current                              137               137
     Current portion of long-term debt                              2,243             1,485
                                                           --------------     -------------
         Total current liabilities                                  9,458            10,287

Capital lease obligations - non current                             1,696             1,732
Long-term debt, net of discount                                    11,567            11,570
Other liabilities                                                   1,521             1,396
                                                           --------------     -------------

         Total liabilities                                         24,242            24,985

Commitments and contingencies                                          --                --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                    --                --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,792,356
         at March 31, 1996 and 4,792,353
         at December 31, 1995                                           5                 5
   Additional paid-in capital                                     229,666           229,666
   Accumulated deficit                                           (206,465)         (206,895)
   Cumulative foreign currency translation adjustment                 (51)              (62)
                                                           --------------     -------------

         Total stockholders' equity                                23,155            22,714
                                                           --------------     -------------

         Total liabilities and stockholders' equity        $       47,397     $      47,699
                                                           ==============     =============







The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                              ----------------------------------
                                                   1996               1995
                                                   ----               ----


Net  sales                                    $       19,820      $      15,614

Costs and expenses:
     Cost of sales                                    16,464             12,204
     General and administrative                        1,748              1,677
     Depreciation and amortization                       678                514
                                              --------------      -------------

Operating income                                         930              1,219

Other income (expense):
     Interest income                                      28                 31
     Interest expense                                   (429)              (426)
     Other (expense) income                              (10)                 9
                                              --------------      -------------

Income before income taxes                               519                833

Provision for income taxes                                89                 88
                                              --------------      -------------

Net income                                    $          430      $         745
                                              ==============      =============

Net income per common share                   $          .09      $         .15
                                              ==============      =============

Weighted average number of common
       and common equivalent shares                    5,084              5,125
                                              ==============      =============












The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                                             Cumulative
                                              Common Stock          Additional     Accum-    Foreign
                                        -----------------------      Paid-In       ulated    Translation
                                          Shares      Dollars        Capital       Deficit   Adjustment
                                          ------      -------        -------       -------   ----------

Balance at December 31, 1995                 4,792   $        5    $  229,666   $  (206,895)   $   (62)

Net income                                      --           --            --           430         --

Foreign currency translation
     adjustment                                 --           --            --            --         11
                                        ----------   ----------    ----------   -----------    -------

Balance at March 31, 1996               $    4,792   $        5    $  229,666   $  (206,465)   $   (51)
                                        ==========   ==========    ==========   ===========    =======




























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                     ----           ----
Cash flows (used in) provided by operating activities:

Net income                                                        $     430       $    745

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                      678            514
     Amortization of deferred debt costs                                 60             57
     Amortization of debt discount                                        4              4
     Change in cumulative foreign currency
       translation adjustment                                            11             13

(Increase) decrease in assets:
     Accounts receivable                                               (460)          (231)
     Inventories                                                       (675)           230
     Prepaid expenses and other current assets                          124             30
     Asset held for sale                                              1,075             --
     Other                                                              (26)          (107)
Increase (decrease) in liabilities:
     Accounts payable and drafts payable                             (1,096)          (767)
     Accrued expenses                                                  (491)          (336)
     Other liabilities                                                  125             87
                                                                  ---------       --------
     Net cash (used in) provided by operating activities               (241)           239
                                                                  ----------      --------

Cash flows used in investing activities:

     Purchase of property, building and equipment                      (474)          (346)
                                                                  ---------       --------
     Net cash used in investing activities                             (474)          (346)
                                                                  ---------       --------

Cash flows provided by financing activities:

     Net borrowing of long-term debt                                    751          1,365
     Purchase of Common Stock                                            --         (1,224)
     Payment of deferred bank fee                                        --            (25)
     Principal payments of capital lease                                (36)            (9)
                                                                  ---------       --------
     Net cash provided by financing activities                    $     715       $    107
                                                                  ---------       --------




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)





                                                          Three Months Ended March 31,
                                                       ----------------------------------
                                                            1996                1995
                                                            ----                ----


Increase (decrease) in cash and cash equivalents       $           --       $          --

Cash and cash equivalents, beginning of period                     --                  --
                                                       --------------       -------------

Cash and cash equivalents, end of period               $           --       $          --
                                                       ==============       =============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
    Income taxes                                       $          195       $         111
    Interest                                                      372                 344
























The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

Note 1.  The Company

General The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

On July 1, 1991, ELXSI acquired thirty Bickford's and twelve Howard Johnson's Restaurants, which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc.

Between July 1, 1991 and December 31, 1994, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants and opened seven new Bickford's Restaurants. During 1995, ELXSI acquired sixteen Abdow's Family Restaurants ("Abdow's") and converted two into Bickford's Restaurants. In the first quarter of 1996, ELXSI sold one Abdow's and converted two additional Abdow's into Bickford's Restaurants. As of March 31, 1996, ELXSI owned forty-six Bickford's, eleven Abdow's and one Howard Johnson's Restaurants (the "Restaurants"). During April 1996, ELXSI converted a fifth Abdow's into a Bickford's Restaurant.

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly owned subsidiaries Knopafex, Ltd., a Canadian company and Cues B.V., a Dutch company, (together referred to as "Cues").

Cues is principally engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's 1996 and 1995 first quarter revenues and expenses result from the operation of both the Restaurants and Cues.

QUARTER ENDED MARCH 31, 1996

During the first three months of 1996, the Company had net sales of $19,820,000, cost of sales of $16,464,000, selling, general and administrative expenses of $1,748,000 and depreciation and amortization expense of $678,000, resulting in operating income of $930,000. The operating income of $930,000 was reduced by interest expense of $429,000, increased by interest income of $28,000, reduced by other expense of $10,000 and reduced by income taxes of $89,000 resulting in net income of $430,000.

Earnings Per Share Earnings per share for the quarter ended March 31, 1996 was $0.09 per share and the weighted average number of shares outstanding was 5,084,000. This compares to $0.15 per share for the corresponding period in 1995 when there were 5,125,000 weighted average shares outstanding. The reduction in the weighted average shares outstanding in the first quarter of 1996 compared to the first quarter of 1995 resulted mainly from the repurchase of Common Stock in the first quarter of 1995. The average stock market price for the first quarter of 1996 was $6.21 compared to an average of $6.03 in the corresponding period of 1995. An increase in the stock price results in a greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

QUARTER ENDED MARCH 31, 1995

During the first three months of 1995, the Company had net sales of $15,614,000, cost of sales of $12,204,000, selling, general and administrative expenses of $1,677,000 and depreciation and amortization expense of $514,000, resulting in operating income of $1,219,000. The operating income of $1,219,000 was reduced by interest expense of $426,000, increased by interest and other income of $40,000 and reduced by income taxes of $88,000 resulting in net income of $745,000.

Earnings Per Share Earnings per share for the quarter ended March 31, 1995 was $0.15 per share and the weighted average number of shares outstanding was 5,125,000.

COMPARISON OF FIRST QUARTER 1996 RESULTS TO 1995 RESULTS

The first quarter sales increased $4,206,000, gross profit decreased $54,000, selling, general and administrative expense increased $71,000 and depreciation and amortization increased $164,000 resulting in an operating income decrease of $289,000. Interest expense increased by $3,000, interest income and other income decreased by $22,000 and income taxes increased by $1,000 resulting in a decrease in net income of $315,000.

Restaurant Division Restaurant sales increased by $3,988,000 or 38.3% and gross profit decreased by $97,000 or 4.9% in the first quarter of 1996 compared to the same period in the prior year. Operating income decreased $308,000 or 25.3% after deducting an increase in selling general and administrative expense of $73,000 and an increase in depreciation and amortization of $138,000. The sales increase was due to the acquisition of the Abdow's and the opening of one new Restaurant in 1995 partially offset by decreased sales of $89,000 or .9% at restaurants operated in both periods. Customer counts at Restaurants operated in both periods decreased by 3.4%. Severe weather in New England, including record snow falls, resulted in customer count decreases compared to the first quarter of 1995, which had mild weather in comparison.

Despite the sales increase, Restaurant gross profit decreased by $89,000 in the first quarter of 1996 compared to the same period in 1995 due to a 6.0% decrease in the gross profit percentage. The decrease in the gross profit percentage was the result of an increase in food, labor and variable cost attributable to the severe weather in the first quarter of 1996 and the acquisition of the Abdow's Restaurants in 1995.

Management expected the gross profit percentage to decline as a result of the acquisition of the Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. It is anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food cost as a percentage of sales will decline to the average Bickford's level, thereby increasing the gross profit percentage. Management does not intend to reduce the labor costs immediately upon conversion and will evaluate the benefits of additional labor as evidenced by the excellent service reputation historically enjoyed by the Abdow's Restaurants. However, as management intends to keep up to six of the acquired restaurants operating as lower margin Abdow's restaurants, the overall margins will continue to be lower than if all restaurants were operated as Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $73,000 during the first quarter of 1996 mainly as a result of adding additional support personnel in connection with the acquisition of the Abdow's Restaurants.

Restaurant depreciation and amortization increased by $138,000 during the first quarter 1996. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded on July 1, 1991 (the date of the restaurant acquisition) become fully depreciated. The equipment acquired at the acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income decreased by $308,000 or 25.3% in the first quarter of 1996.

Cues Division Cues's sales increased by $218,000 or 4.2% in the first quarter of 1996 compared to the same period in the prior year. Gross profit increased by $43,000 or 3.0%, while operating income increased by $46,000 or 15.0%. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $29,000 and an increase in depreciation and amortization expense of $26,000. Management anticipates that gross and operating margins will continue to experience pressure in 1996 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate Corporate general and administrative expenses increased by $27,000 during the first quarter of 1996 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $7,000 due to a higher average debt balance in 1996 offset by a decrease in the Company's senior debt borrowing rate from 10.5% at March 31, 1995 to 8.75% at March 31, 1996 . The rate decrease was comprised of a decrease in the prime rate from 9.0% at March 31, 1995 to 8.25% at March 31, 1996 and a decrease in the interest spread charged by the bank from prime plus 1.5% at March 31, 1995 to prime plus .5% at March 31, 1996. During the first quarter of 1996 and 1995, the Company recorded interest income of $28,000 and $31,000, respectively in connection with a note receivable due from a related party.


Liquidity and Capital Resources

Available Resources The Company's unrestricted consolidated cash positions at March 31, 1996 and December 31, 1995 was $0.

During the first quarter of 1996, the Company had cash flow from operations before working capital and other changes of $1,183,000. Working capital changes and other assets and liabilities reduced cash flow to a negative $241,000 from operations. Borrowings on long-term debt of $751,000 funded the use of cash in operations, the acquisition of property, plant and equipment totalling $474,000 and the repayment of capital leases obligations of $36,000. During the first quarter of 1996, current assets decreased by $64,000 primarily due to the sale of the Vernon, Connecticut Abdow's Restaurants, which was classified as an asset held for sale at December 31, 1995. The collection of the Vernon, Connecticut proceeds was offset by an increase in Cues's accounts receivable and inventory. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $1,587,000 mainly due to the timing of payments related to Bickford's accounts payable and accrued expenses.

During the first quarter of 1995, the Company had cash flow from operations before working capital and other changes of $1,333,000. Working capital changes and other assets and liabilities reduced cash flow from operations to $239,000, which along with borrowings on long-term debt of $1,365,000 funded the acquisition of property, plant and equipment totalling $346,000, the purchase of Common Stock of $1,224,000, the repayment of capital leases obligations of $9,000 and the payment of the bank fees of $25,000, respectively. During the first quarter of 1995, current assets decreased by $29,000 primarily due to an increase in Cues's accounts receivable offset by a decrease in Cues's inventory. The decrease in current assets was offset by a decrease in current liabilities (excluding the current portion of long-term debt and capital leases) of $1,103,000. Accounts payable and drafts payable at Bickford's and Cues decreased by $438,000 and $329,000, respectively, while accrued expenses decreased by $336,000 during the first quarter of 1995.

The Company instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.


Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt and interest payments on the remaining $1,251,000 of 14.5% Notes and 15% Notes. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

Impact of Inflation Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. Currently, there are no further mandated increases in the federal minimum wage, however in Massachusetts legislation has recently passed that did or will increase the minimum wage by $.50 per hour on both January 1, 1996 and 1997 from the current minimum wage of $4.25 per hour. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's annual meeting will take place on May 23, 1996. In connection therewith the Company submitted the following proposals to stockholders in the annual proxy statement dated April 9, 1996.

Nomination of the following current directors for re-election: Farrokh K. Kavarana, Kevin P. Lynch, Alexander M. Milley and Robert C. Shaw. Nomination of Denis M. O'Donnell to fill the vacancy to be created upon the resignation of current director: John C. Savage.

Approval of the ELXSI Corporation 1996 Incentive Stock Option Plan.


Item 5.  Other Information

       None


Item 6.  Exhibits and Reports on Form 8-K

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ELXSI CORPORATION
                                    -----------------------------------------
                                               (Registrant)



Date: May 13, 1996                  /s/   Alexander M. Milley
                                    -----------------------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 13, 1996                  /s/   Thomas R. Druggish
                                    ------------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)