Form 10-Q
period 1996-06-30
ELXSI CORP /DE//
filed 1996-08-13
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                               --------------------------------------------

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

On July 24, 1996, the registrant had outstanding 4,792,362 shares of Common Stock, par value $0.001 per share.

                                Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                                   June 30,     December 31,
                                                     1996           1995
                                                     ----           ----

Current assets:

    Accounts receivable, net                     $     3,072     $     2,776

    Inventories, net                                   9,742           8,477

    Prepaid expenses and other current assets            260             397

    Assets held for sale                                  --           1,075
                                                          --           -----

        Total current assets                          13,074          12,725

Property, buildings and equipment, net                27,664          27,458

Intangible assets, net                                 5,615           5,703

Deferred debt costs, net                                 121             212

Note receivable - related party                        1,156           1,156

Other                                                    661             445
                                                 -----------     -----------

        Total assets                             $    48,291     $    47,699
                                                 ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
Current liabilities
    Accounts payable and drafts payable             $     4,330    $     4,269
    Accrued expenses                                      3,879          4,396
    Capital lease obligations - current                     137            137
    Current portion of long-term debt                       479          1,485
                                                            ---          -----
        Total current liabilities                         8,825         10,287

Capital lease obligations - non current                   1,662          1,732
Long-term debt, net of discount                          11,923         11,570
Other liabilities                                         1,646          1,396
                                                    -----------    -----------

        Total liabilities                                24,056         24,985

Commitments and contingencies                                --             --

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                           --             --
  Common stock, par value $0.001 per share
      Authorized--160,000,000 shares
      Issued and outstanding--4,792,356
        at June 30, 1996 and 4,792,361
        at December 31, 1995                                  5              5
  Additional paid-in capital                            229,666        229,666
  Accumulated deficit                                  (205,342)      (206,895)
  Cumulative foreign currency translation adjustment        (94)           (62)
                                                    -----------    -----------

        Total stockholders' equity                       24,235         22,714
                                                    -----------    -----------

        Total liabilities and stockholders' equity  $    48,291    $    47,699
                                                    ===========    ===========





The accompanying notes are an integral part of these consolidated financial statements.

                                      ELXSI CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Amounts in Thousands, Except Per Share Data)
                                         (Unaudited)



                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                        -----------------------      ------------------------
                                           1996          1995          1996           1995
                                           ----          ----          ----           ----


Net  sales                              $  21,665     $  16,914      $  41,485     $  32,528

Costs and expenses:
    Cost of sales                          17,463        13,011         33,927        25,215
    Selling, general and administrative     1,884         1,744          3,632         3,421
    Depreciation and amortization             677           515          1,355         1,029
                                              ---           ---          -----         -----

Operating income                            1,641         1,644          2,571         2,863

Other income (expense):
    Interest expense                         (401)         (422)          (830)         (848)
    Interest income                            27            33             55            64
    Other expense                              (4)          (33)           (14)          (24)
                                               --           ---            ---           ---

Income before income taxes                  1,263         1,222          1,782         2,055

Provision for income taxes                    140           138            229           226
                                              ---           ---            ---           ---

Net income                              $   1,123     $   1,084      $   1,553     $   1,829
                                        =========     =========      =========     =========

Net income per common share             $    0.21     $    0.21      $    0.30     $    0.36
                                        =========     =========      =========     =========

Weighted average number of common
    and common equivalent shares            5,119         5,059          5,106         5,095
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

                                      ELXSI CORPORATION
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Amounts in Thousands)
                                         (Unaudited)



                                                                                             Cumulative
                                              Common Stock          Additional     Accum-    Foreign
                                        -----------------------      Paid-In       ulated    Translation
                                          Shares      Dollars        Capital       Deficit   Adjustment
                                          ------      -------        -------       -------   ----------

Balance at December 31, 1995             $    4,792  $         5   $   229,666  $ (206,895)    $     (62)

Net income                                       --           --            --       1,553           --

Foreign currency translation
    adjustment                                   --           --            --          --           (32)
                                         ----------  -----------   -----------  ----------     ---------


Balance at June 30, 1996                $     4,792  $         5   $   229,666  $ (205,342)    $     (94)
                === ====                ===========  ===========   ===========  ==========     =========
























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1996           1995
                                                       ----           ----
Cash flows provided by operating activities:

Net income                                          $     1,553   $     1,829

Adjustments to reconcile net income to net
  cash provided by operating
  activities:
    Depreciation and amortization                         1,355         1,029
    Amortization of deferred debt costs                     121           116
    Gain loss on disposal of equipment                       --           (9)
    Amortization of debt discount                             7             8
    Change in cumulative foreign currency
      translation adjustment                                (32)         (13)

(Increase) decrease in assets:
    Accounts receivable                                    (296)         (948)
    Inventories                                          (1,265)         (499)
    Prepaid expenses and other current assets               137          (318)
    Asset held for sale                                   1,075            --
    Other                                                  (224)         (159)
Increase (decrease) in liabilities:
    Accounts payable and drafts payable                      61           381
    Accrued expenses                                       (517)         (533)
    Other liabilities                                       250           175
                                                    -----------   -----------
    Net cash provided by operating activities             2,225         1,059
                                                    -----------   -----------

Cash flows used in investing activities:

    Purchase of property, building and equipment         (1,439)         (984)
                                                    -----------   -----------
    Net cash used in investing activities                (1,439)         (984)
                                                    -----------   -----------

Cash flows provided by financing activities:

    Net (payment) borrowing of long-term debt              (660)        1,216
    Purchase of Common Stock                                 --        (1,224)
    Payment of deferred bank fee                            (30)          (50)
    Principal payments of capital lease                     (96)          (17)
                                                    -----------   -----------
    Net cash used in financing activities           $      (786)  $       (75)
                                                    -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1996            1995
                                                        ----            ----


Increase (decrease) in cash and cash equivalents      $     --        $     --

Cash and cash equivalents, beginning of period              --              --
                                                      --------        --------

Cash and cash equivalents, end of period              $     --        $     --
                                                      ========        ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
   Income taxes                                       $    358        $    395
   Interest                                                719             718























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

Note 1.  The Company

General The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Between July 1, 1991 and December 31, 1994, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants and opened seven new Bickford's Restaurants. During 1995, ELXSI acquired sixteen Abdow's Family Restaurants ("Abdow's") and converted two into Bickford's Restaurants. In the first six months of 1996, ELXSI sold one Abdow's, closed one Abdow's and converted five additional Abdow's into Bickford's Restaurants. As of June 30, 1996, ELXSI operated forty-nine Bickford's, seven Abdow's and one Howard Johnson's Restaurant (the "Restaurants" or "Restaurant Division").

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

Note 2.  Long-Term Debt

On June 27, 1996, ELXSI amended and restated its existing line of credit with Bank of America Illinois. The revised loan agreement contains a supplemental $3.0 million loan facility to be used in the event ELXSI Corporation desires to repurchase it's securities, including issued and outstanding Common Stock, Warrants to purchase Common Stock and Senior Subordinated Notes. In addition, the agreement reduced the minimum annual reductions in available credit from $3,330,000 to $2,250,000, extended the expiration date one year to June 30, 1998, amended certain financial covenants, and reduced the interest rate at the option of the Company to either the Bank's prime lending rate or 2% above the EuroRate. In July 1996, ELXSI used a portion of the supplemental loan facility to retire $375,000 of its 14.5% Senior Subordinated Notes and designated $8.0 million of its outstanding loan balance for EuroRate pricing.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's 1996 and 1995 six-month and second quarter revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

SIX MONTHS ENDED JUNE 30, 1996

During the first half of 1996, the Company had net sales of $41,485,000, cost of sales of $33,927,000, selling, general and administrative expenses of $3,632,000 and depreciation and amortization expense of $1,355,000, resulting in operating income of $2,571,000. The operating income of $2,571,000 was reduced by interest expense of $830,000, other expense of $14,000 and income taxes of $229,000 and increased by interest income of $55,000, resulting in net income of $1,553,000.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the six months ended June 30, 1996 were $0.30 per share and 5,106,000 shares, respectively. This compares to $0.36 per share for the corresponding period in 1995, when there were 5,095,000 weighted average shares outstanding. The average stock market price for the first half of 1996 was $6.31 compared to an average of $6.01 in the corresponding period of 1995. An increase in stock price results in a greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

During the second quarter ended June 30, 1996, the Company granted options to management for the purchase of 125,000 shares of the Company's Common Stock at the current market value on the date of the grant pursuant to the ELXSI Corporation 1996 Incentive Stock Option Plan, which was adopted by the stockholders on May 23, 1996.

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

COMPARISON OF FIRST HALF 1996 RESULTS TO FIRST HALF 1995 RESULTS

The six month sales increased $8,957,000, gross profit increased $245,000, selling, general and administrative expense increased $211,000 and depreciation and amortization expense increased $326,000, resulting in an operating income decrease of $292,000. Interest expense decreased by $18,000, interest income decreased by $9,000, other expense decreased by $10,000 and income taxes increased by $3,000, resulting in a decrease in net income of $276,000.

Restaurant Division In the first half of 1996, restaurant sales increased by $8,043,000 or 36.8% and gross profit increased $129,000 or 2.9% compared to the same period in the prior year. The gross profit increase was offset by an increase in selling, general and administrative expense of $230,000 and an increase in depreciation and amortization expense of $273,000, resulting in an operating income decrease of $374,000. The sales increase was due to the acquisition of the Abdow's and the opening of one new Restaurant in the second quarter of 1995, partially offset by a sales decrease of $63,000 or .3% at restaurants operated in both periods. Severe weather in New England, including record snow falls, resulted in the 1996 same store sales decrease compared to the first half of 1995, which had mild weather in comparison. Customer counts at Restaurants operated in the first half of both periods decreased 2.2%. The severe weather accounted for approximately half of the customer count decrease in the first half of 1996 compared to the same period in 1995.

As a result of the sales increase, Restaurant gross profit increased by $129,000 in the first half of 1996 compared to the same period in 1995 due to a 5.0% decrease in the gross profit percentage. The decrease in the gross profit percentage was the result of an increase in food, labor and variable cost attributable to the severe weather in the first quarter of 1996 and the acquisition of the Abdow's Restaurants in 1995.

Management expected the gross profit percentage to decline as a result of the acquisition of the Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. It is anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food cost as a percentage of sales will decline to the average Bickford's level, thereby increasing the gross profit percentage. Management does not intend to reduce the labor costs immediately upon conversion and will evaluate the benefits of additional labor as evidenced by the excellent service reputation historically enjoyed by the Abdow's Restaurants. However, as management intends to keep up to five of the acquired restaurants operating as lower margin Abdow's restaurants, the overall margins will continue to be lower than if all restaurants were operated as Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $230,000, primarily as a result of adding additional support personnel in connection with the acquisition of the Abdow's restaurants.


Restaurant Division depreciation and amortization expense increased by $273,000 during the first half of 1996. Restaurant Division depreciation and amortization expense will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded at the date of the restaurant acquisition become fully depreciated. The equipment acquired in that acquisition has seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income decreased by $374,000 or 13.0% in the first half of 1996. Restaurant Division earnings before interest, taxes, depreciation and amortization expense ("EBITD") decreased by $101,000 or 2.7% during the six-month period. Restaurant Division interest expense related to the amortization of deferred bank fees and to capital lease obligations increased by $18,000.

Cues Division Cues's sales increased by $914,000 or 8.6% in the first half of 1996 compared to the same period in the prior year. Gross profit increased by $116,000 or 4.0%, while operating income increased by $125,000 or 21.0%. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $62,000 and an increase in depreciation and amortization expense of $53,000. Management anticipates that gross and operating margins will continue to experience pressure in 1996 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate Corporate general and administrative expenses increased by $43,000 during the first six months of 1996 mainly as a result of an increase in the phantom stock option plan accrual for Bickord's management. Interest expense decreased by $33,000 due to a higher average debt balance in 1996 offset by a decrease in the Company's senior debt borrowing rate from 10.5% at June 30, 1995 to 8.75% at June 30, 1996. The rate decrease was comprised of a decrease in the prime rate from 9.0% at June 30, 1995 to 8.25% at June 30, 1996 and a decrease in the interest spread charged by the bank from prime plus 1.5% at June 30, 1995 to prime plus .5% at June 30, 1996. During the first half of 1996 and 1995, the Company recorded interest income of $55,000 and $64,000, respectively in connection with a note receivable due from a related party. Income tax expense represented an effective rate of 12.9% compared to 11.0% in the first half of 1995 due to the loss of certain state net operating loss carryforwards that were available in 1995.

QUARTER ENDED JUNE 30, 1996

During the three months ended June 30, 1996, the Company had net sales of $21,665,000, cost of sales of $17,463,000, selling, general and administrative expenses of $1,884,000 and depreciation and amortization expense of $677,000, resulting in operating income of $1,641,000. The operating income of $1,641,000 was reduced by interest expense of $401,000, other expense of $4,000 and income taxes of $140,000 and increased by interest income of $27,000, resulting in net income of $1,123,000.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the quarter ended June 30, 1996 were $0.21 per share and 5,119,000 shares, respectively. This compares to $0.21 per share for the corresponding period in 1995, when there were 5,059,000 weighted average shares outstanding. The increase in the weighted average shares outstanding in the second quarter of 1996 resulted from the a increase in the average stock market price during the second quarter of 1996 compared to the same period in 1995. The average stock market price for the second quarter of 1996 was $6.42 compared to an average of $5.99 in the corresponding period of 1995.

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

COMPARISON OF SECOND QUARTER 1996 RESULTS TO SECOND QUARTER 1995 RESULTS

The second quarter sales increased $4,751,000, gross profit increased $299,000, selling, general and administrative expense increased $140,000 and depreciation and amortization expense increased $162,000, resulting in an operating income decrease of $3,000. Interest expense decreased by $21,000, other expense decreased by $29,000, income taxes increased by $2,000 and interest income decreased by $5,000, resulting in an increase in net income of $40,000.

Restaurant Division Restaurant sales increased by $4,055,000 or 35.4% in the second quarter of 1996 compared to the same period in the prior year. The sales increase was due mainly to the acquisition of the Abdow's and to a lesser extent the opening of one new Restaurant in the second quarter of 1996 and a sales increase of $59,000 or .5% at restaurants operated in both periods. Customer counts at Restaurants operated in the second quarter of both periods decreased approximately 1%.

Restaurant gross profit increased by $226,000 or 9.3% in 1996, due to the increase in sales partially offset by a 4.1% decline in the gross profit percentage during the second quarter of 1996 compared to 1995. The decrease in the gross profit percentage was the result of an increase in food, labor and variable cost attributable to the acquisition of the Abdow's Restaurants in 1995.

Restaurant selling, general and administrative expense increased by $157,000, while Restaurant depreciation and amortization expense increased by $135,000 during the second quarter 1996.

Operating income decreased $66,000 or 4.0% after deducting the increase in selling, general and administrative expense and the increase in depreciation and amortization expense. Restaurant Division EBITD increased by $69,000 or 3.3%.

Restaurant division interest expense related to the amortization of deferred bank fees and to capital lease obligations increased by $10,000.

Cues Division Cues's sales increased by $696,000 or 12.7% in the second quarter of 1996 compared to the same period in the prior year. Price erosion and additional labor costs related to new product development contributed to an 1.9% decline in Cues's second quarter gross profit percentage. Operating income increased by $79,000 or 27.4%. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $33,000 and a increase in depreciation and amortization expense of $27,000.

Corporate Corporate general and administrative expense increased by $16,000 during 1996. Interest expense decreased by $27,000 due to a higher average debt balance offset by a decrease in the prime lending rate in 1996. During the second quarter of 1996, the Company recorded interest income of $28,000 in connection with a note receivable due from a related party.

Liquidity and Capital Resources

Available Resources The Company's unrestricted consolidated cash positions at June 30, 1996 and December 31, 1995 was $0.

During the first half of 1996, the Company had cash flow from operations before working capital and other changes of $3,004,000. Working capital changes and other assets and liabilities reduced cash flow to a $2,225,000 from operations. The cash flow from operations funded the acquisition of property, plant and equipment totalling $1,439,000, the repayment of long-term debt of $660,000, the payment of a deferred bank fee of $30,000 and the repayment of capital leases obligations of $96,000. During the first half of 1996, current assets increased by $349,000 primarily due to an increase in Cues's accounts receivable and inventory partially offset by the sale of the Vernon, Connecticut Abdow's Restaurants, which was classified as an asset held for sale at December 31, 1995. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $456,000 mainly due to the timing of payments related to Bickford's accounts payable and accrued expenses.

During the first half of 1995, the Company had cash flow from operations before working capital and other changes of $2,960,000. Working capital changes and other assets and liabilities decreased cash flow from operations to $1,059,000, which along with an increase in long-term bank debt of $1,216,000 funded the purchase of property, building and equipment totalling $984,000, the purchase of 240,000 shares of Common Stock for $1,224,000, and the payment of capital leases obligations of $17,000 and deferred bank fees of $50,000. During the first half of 1995, current assets increased by $1,765,000, primarily due to an increase in Cues's accounts receivable and inventory and a one-time increase in Restaurant Division prepaid expenses of $335,000 as a result of up front costs paid in connection with the July 3, 1995 acquisition of Abdow's Family Restaurants. The increase in current assets was slightly offset by a decrease in current liabilities (excluding the current portion of long-term debt and capital leases) of $152,000.

The Company instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.


Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt and interest payments on the remaining $1,194,000 of 14.5% Notes and 15% Notes. With bank approval, excess funds are available under the Company's Loan Agreement to finance additional acquisitions.

Impact of Inflation Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. The federal minimum wage is likely to increase by approximately $.90 from $4.25 over the course of the next twelve months. In Massachusetts legislation passed that did or will increase the minimum wage by $.50 per hour on both January 1, 1996 and 1997 from the current minimum wage of $4.25 per hour. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.



                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's 1995 Annual Meeting of Stockholders was held on May 23, 1996. In connection therewith the Company submitted three proposals to stockholders in its Notice of Annual Meeting of Stockholders and Proxy Statement dated April 9, 1996.

All of the directors of the company, with the exception of John C. Savage, who resigned and was replaced by Denis M. ODonnell, were re-elected at the 1996 Annual Meeting of Stockholders, having received votes as follows:


                                              Against/                             Broker
      Nominee                  For            Withheld         Abstentions        Non Votes
      -------                  ---            --------         -----------        ---------
Farrokh H. Kavarana         3,468,187           35,994                --                --
Kevin P. Lynch              3,468,187           35,994                --                --
Alexander M. Milley         3,468,040           36,141                --                --
Denis M. O'Donnell          3,464,771           39,410                --                --
Robert C. Shaw              3,467,147           37,034                --                --


A majority of the stockholders approved the Company's 1996 Incentive Stock Option Plan, voting as follows:


                                              Against/                             Broker
                               For            Withheld         Abstentions        Non Votes
                               ---            --------         -----------        ---------

Number of votes              3,066,194         429,108             8,879                --


A majority of the stockholders approved the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996, voting as follows:


                                              Against/                             Broker
                               For            Withheld         Abstentions        Non Votes
                               ---            --------         -----------        ---------

Number of votes              3,484,323          16,143             3,715              --



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


                                             ELXSI CORPORATION
                                    -----------------------------------------
                                               (Registrant)



Date: August 12, 1996               /s/   Alexander M. Milley
                                    -----------------------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: August 12, 1996               /s/   Thomas R. Druggish
                                    ------------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)