Form 10-Q
period 1996-09-30
ELXSI CORP /DE//
filed 1996-11-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               --------------------------------------------

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

On November 5, 1996, the registrant had outstanding 4,792,355 shares of Common Stock, par value $0.001 per share.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                                       September 30,      December 31,
                                                           1996              1995
                                                           ----              ----

Current assets:

     Accounts receivable, net                           $    2,799        $   2,776

     Inventories, net                                       10,922            8,477

     Prepaid expenses and other current assets                 372              397

     Assets held for sale                                       --            1,075
                                                        ----------        ---------

         Total current assets                               14,093           12,725

Property, buildings and equipment, net                      27,892           27,458

Intangible assets, net                                       5,571            5,703

Deferred debt costs, net                                        95              212

Note receivable - related party                              1,156            1,156

Other                                                          703              445
                                                        ----------        ---------

         Total assets                                   $   49,510        $  47,699
                                                        ==========        =========






The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30,     December 31,
                                                                     1996              1995
                                                                     ----              ----
Current liabilities
     Accounts payable and drafts payable                          $    3,519        $    4,269
     Accrued expenses                                                  4,765             4,396
     Capital lease obligations - current                                 137               137
     Current portion of long-term debt                                   789             1,485
                                                                  ----------        ----------
         Total current liabilities                                     9,210            10,287

Capital lease obligations - non current                                1,627             1,732
Long-term debt, net of discount                                       11,547            11,570
Other liabilities                                                      1,771             1,396
                                                                  ----------        ----------

         Total liabilities                                            24,155            24,985

Commitments and contingencies                                             --                --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                       --                --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,757,855
         at September 30, 1996 and 4,792,361
         at December 31, 1995                                              5                 5
   Additional paid-in capital                                        229,485           229,666
   Accumulated deficit                                              (204,027)         (206,895)
   Cumulative foreign currency translation adjustment                   (108)              (62)
                                                                  ----------        ----------

         Total stockholders' equity                                   25,355            22,714
                                                                  ----------        ----------

         Total liabilities and stockholders' equity               $   49,510        $   47,699
                                                                  ==========        ==========







The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    1996              1995             1996              1995
                                                 -----------      -----------       -----------      -----------


Net  sales                                       $    21,242      $    22,048       $    62,727      $    54,576

Costs and expenses:
     Cost of sales                                    16,993           17,544            50,920           42,759
     Selling, general and administrative               1,814            1,846             5,446            5,267
     Depreciation and amortization                       681              602             2,036            1,631
                                                 -----------      -----------       -----------      -----------

Operating income                                       1,754            2,056             4,325            4,919

Other income (expense):
     Interest expense                                   (333)            (487)           (1,163)          (1,335)
     Interest income                                      27               33                82               97
     Other expense                                        34              (11)               20              (35)
                                                 -----------      -----------       -----------      -----------

Income before income taxes                             1,482            1,591             3,264            3,646

Provision for income taxes                               167              159               396              385
                                                 -----------      -----------       -----------      -----------

Net income                                       $     1,315      $     1,432       $     2,868      $     3,261
                                                 ===========      ===========       ===========      ===========

Net income per common share                      $      0.27      $      0.28       $      0.57      $      0.64
                                                 ===========      ===========       ===========      ===========

Weighted average number of common
     and common equivalent shares                      4,994            5,120             5,055            5,104
                                                 ===========      ===========       ===========      ===========











The accompanying notes are an integral part of these consolidated financial statements.

                                       4


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                   Cumulative
                                             Common Stock           Additional        Accum-         Foreign
                                        ----------------------        Paid-In         ulated       Translation
                                        Shares         Dollars        Capital         Deficit      Adjustment
                                        ------         -------        -------         -------      ----------


Balance at December 31, 1995                4,792  $            5  $     229,666  $    (206,895)  $       (62)

Net income                                     --              --             --          2,868            --

Purchase of 34,000 shares of
     Common Stock                            (34)              --          (181)             --            --

Foreign currency translation
     adjustment                                --              --             --             --           (46)
                                    -------------  --------------  -------------  -------------   -----------

Balance at September 30, 1996       $       4,758  $            5  $     229,485  $    (204,027)  $      (108)
                                    =============  ==============  =============  =============   ===========

























The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       1996              1995
                                                                       ----              ----
Cash flows provided by operating activities:
Net income                                                        $     2,868        $    3,261

Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation and amortization                                      2,036             1,631
     Amortization of deferred debt costs                                  117               167
     Gain on disposal of equipment                                         --                12
     Amortization of debt discount                                         15               (4)
     Change in cumulative foreign currency
       translation adjustment                                             (46)             (18)

(Increase) decrease in assets:
     Accounts receivable                                                  (23)             (545)
     Inventories                                                       (2,445)           (1,211)
     Prepaid expenses and other current assets                             25               (76)
     Asset held for sale                                                1,075                --
     Other                                                               (268)             (134)
Increase (decrease) in liabilities:
     Accounts payable and drafts payable                                 (750)           (1,212)
     Accrued expenses                                                     369               797
     Other liabilities                                                    375               262
                                                                  -----------        ----------
     Net cash provided by operating activities                          3,348             2,930
                                                                  -----------        ----------

Cash flows used in investing activities:
     Purchase of property, building and equipment                      (2,301)           (1,308)
     Purchase of sixteen Abdow's Restaurants                               --            (3,800)
                                                                  -----------        ----------
     Net cash used in investing activities                             (2,301)           (5,108)
                                                                  -----------        ----------

Cash flows (used in) provided by financing activities:
     Net (payment) borrowing of long-term debt                           (734)               52
     Borrowing of long-term debt to acquire sixteen
       Abdow's Restaurants                                                                3,500
     Purchase of Common Stock                                            (181)           (1,224)
     Payment of deferred bank fee                                          --              (125)
     Principal payments of capital lease                                 (132)              (25)
                                                                  -----------        ----------
     Net cash (used in) provided by financing activities          $    (1,047)       $    2,178
                                                                  -----------        ----------



The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                      1996               1995
                                                                      ----               ----


Increase (decrease) in cash and cash equivalents                  $        --         $       --

Cash and cash equivalents, beginning of period                             --                 --
                                                                  -----------         ----------

Cash and cash equivalents, end of period                          $        --         $       --
                                                                  ===========         ==========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
    Income taxes                                                  $       526         $      502
    Interest                                                            1,001              1,123























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.  The Company

General The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Between July 1, 1991 and December 31, 1994, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants and opened seven new Bickford's Restaurants. During 1995, ELXSI acquired sixteen Abdow's Family Restaurants ("Abdow's") and converted two into Bickford's Restaurants. In the first nine months of 1996, ELXSI sold one Abdow's, closed one Abdow's, converted seven Abdow's into Bickford's Restaurants and added one Bickford's Restaurant. As of September 30, 1996, ELXSI operated fifty-two Bickford's, five Abdow's and one Howard Johnson's Restaurant (the "Restaurants" or "Restaurant Division").

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's 1996 and 1995 nine-month and third quarter revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996

During the first nine months of 1996, the Company had net sales of $62,727,000, cost of sales of $50,920,000, selling, general and administrative expenses of $5,446,000 and depreciation and amortization expense of $2,036,000, resulting in operating income of $4,325,000. The operating income of $4,325,000 was reduced by interest expense of $1,163,000 and income taxes of $396,000 and increased by interest income of $82,000 and other income of $20,000, resulting in net income of $2,868,000.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the nine months ended September 30, 1996 were $0.57 per share and 5,055,000 shares, respectively. This compares to $0.64 per share for the corresponding period in 1995, when there were 5,104,000 weighted average shares outstanding. The average stock market price for the first nine months of 1996 was $6.03 compared to an average of $6.20 in the corresponding period of 1995. A decrease in stock price results in a lesser number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

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


COMPARISON OF FIRST NINE MONTH 1996 RESULTS TO 1995 RESULTS

The nine month sales increased $8,151,000, gross profit decreased $10,000, selling, general and administrative expense increased $179,000 and depreciation and amortization expense increased $405,000, resulting in an operating income decrease of $594,000. Interest expense decreased by $172,000, interest income decreased by $15,000, other income increased by $55,000 and income taxes increased by $11,000, resulting in a decrease in net income of $393,000.

Restaurant Division During the first nine months of 1996, restaurant sales increased by $7,288,000 or 18.8% and gross profit decreased $160,000 or 2.1% compared to the same period in the prior year. Selling, general and administrative expense increased by $267,000 and depreciation and amortization expense increased by $319,000, resulting in a decrease in operating income of $746,000. The sales increase was due to the acquisition of the Abdow's and the opening of two new Restaurants. Sales at restaurants operated in both periods were flat for the first nine months of 1996 compared to the same period in 1995. Customer counts at Restaurants operated in the first nine months of both periods decreased 1.5%. The severe weather in the first quarter accounted for approximately half of the customer count decrease in the first nine months of 1996 compared to the same period in 1995.

Despite the sales increase, Restaurant gross profit decreased by $160,000 in the first nine months of 1996 compared to the same period in 1995 due to a 3.4% decline in the gross profit percentage. The decline in the gross profit percentage was the result of an increase in labor and variable cost attributable to the severe weather in the first quarter of 1996 and the acquisition of the Abdow's Restaurants in 1995.

Management expected the gross profit percentage to decline as a result of the acquisition of the Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. Lower than expected sales and gross profit percentage at the Abdow's during the third quarter did not offset the planned increases in Restaurant division overhead related to the acquisition of Abdow's. It is anticipated that the gross profit percentage will improve as the Abdow's Restaurants converted into Bickford's Restaurants continue to mature. However, as management intends to keep up to five of the acquired restaurants operating as lower margin Abdow's restaurants, the overall margins will continue to be lower than if all restaurants were operated as Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $267,000, primarily as a result of adding additional support personnel in connection with the acquisition of the Abdow's restaurants.

Restaurant Division depreciation and amortization expense increased by $319,000 during the first nine months of 1996. Restaurant Division depreciation and amortization expense will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded at the date of the 1991 restaurant acquisition become fully depreciated. The equipment acquired in that acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income decreased by $746,000 or 15.0% in the first nine months of 1996. Restaurant Division earnings before interest, taxes, depreciation and amortization expense ("EBITD") decreased by $427,000 or 6.7% during the nine-month period. Restaurant Division interest expense related to the amortization of deferred bank fees and to capital lease obligations increased by $19,000.

Cues Division Cues's sales increased by $863,000 or 5.5% in the first nine months of 1996 compared to the same period in the prior year. Gross profit increased by $150,000 or 3.5%, while operating income increased by $220,000 or 26.2%. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $156,000 and an increase in depreciation and amortization expense of $86,000. Management anticipates that gross and operating margins will continue to experience pressure in 1996 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate Corporate general and administrative expenses increased by $68,000 during the first nine months of 1996 mainly as a result of an increase in the phantom stock option plan accrual for Bickord's management. Interest expense decreased by $162,000 due to a lower average bank debt balance in 1996, a decrease in the Company's senior debt borrowing rate and a decrease in the outstanding principal of the senior subordinated notes. The rate decrease was comprised of a decrease in the prime rate and a decrease in the interest spread charged by the bank from prime plus 1% at September 30, 1995 to prime or Euro Rate plus 2% at September 30, 1996. During the first nine months of 1996 and 1995, the Company recorded interest income of $82,000 and $97,000, respectively in connection with a note receivable due from a related party. Income tax expense represented an effective rate of 12.1% compared to 10.6% in the first half of 1995 due to the loss of certain state net operating loss carryforwards that were available in 1995 and the recording of a potential foreign tax assessment related to prior years 1996.

QUARTER ENDED SEPTEMBER 30, 1996

During the three months ended September 30, 1996, the Company had net sales of $21,242,000, cost of sales of $16,993,000, selling, general and administrative expenses of $1,814,000 and depreciation and amortization expense of $681,000, resulting in operating income of $1,754,000. The operating income of $1,754,000 was reduced by interest expense of $333,000 and income taxes of $167,000 and increased by interest income of $27,000 and other income of $34,000, resulting in net income of $1,315,000.

Earnings Per Share Earnings per share and the weighted average number of shares outstanding for the quarter ended September 30, 1996 were $0.27 per share and 4,994,000 shares, respectively. This compares to $0.28 per share for the corresponding period in 1995, when there were 5,120,000 weighted average shares outstanding. The decrease in the weighted average shares outstanding in the third quarter of 1996 resulted from the decrease in the average stock market price during the third quarter of 1996 compared to the same period in 1995 and the repurchase of Common Stock. The average stock market price for the third quarter of 1996 was $5.46 compared to an average of $6.58 in the corresponding period of 1995.

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

COMPARISON OF THIRD QUARTER 1996 RESULTS TO THIRD QUARTER 1995 RESULTS

The third quarter sales decreased $806,000, gross profit decreased $255,000, selling, general and administrative expense decreased $32,000 and depreciation and amortization expense increased $79,000, resulting in an operating income decrease of $302,000. Interest expense decreased by $154,000, other income increased by $45,000, income taxes increased by $8,000 and interest income decreased by $6,000, resulting in an decrease in net income of $117,000.

Restaurant Division Restaurant sales decreased by $755,000 or 4.4% in the third quarter of 1996 compared to the same period in the prior year. The sales decrease was mainly due to the closing of two Abdow's, the decreasing sales at the five remaining Abdow's and a fire at the Bickford's located in Brockton. These decreases were partially offset by the addition of one new Bickford's and increased sales at the nine Abdow's converted into Bickford's Restaurants. Sales and customer counts at Restaurants operated in the third quarter of both periods were flat.

Restaurant gross profit decreased by $289,000 or 9.4% in 1996, due to the decrease in sales and a .9% decline in the gross profit percentage during the third quarter of 1996 compared to 1995. Lower than expected sales and gross profit percentage at the Abdow's during the third quarter did not offset the planned increases in Restaurant division overhead related to the acquisition of Abdow's. It is anticipated that the gross profit percentage will improve as the Abdow's Restaurants converted into Bickford's Restaurants continue to mature. The decrease in the gross profit percentage was the result of an increase in food, labor and variable cost attributable to the acquisition of the Abdow's Restaurants in 1995 and the conversion and training costs associated with the conversion of Abdow's into Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $37,000, while Restaurant depreciation and amortization expense increased by $46,000 during the third quarter 1996.

Operating income decreased $372,000 or 17.6% after deducting the increase in selling, general and administrative expense and the increase in depreciation and amortization expense. Restaurant Division EBITD decreased by $326,000 or 12.4%.

Restaurant division interest expense related to the amortization of deferred bank fees and to capital lease obligations decreased by $37,000.

Cues Division Cues's sales decreased by $51,000 or 1.0% in the third quarter of 1996 compared to the same period in the prior year, however Cues's third quarter gross margin and gross profit percentage increased by $34,000 and 1%, respectively. Operating income increased by $95,000 or 38.6%. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $94,000 and an increase in depreciation and amortization expense of $33,000.

Corporate Corporate general and administrative expense increased by $25,000 during 1996. Interest expense decreased by $129,000 due to a lower average bank debt balance in 1996, a decrease in the Company's senior debt borrowing rate and a decrease in the outstanding principal of the senior subordinated notes. During the third quarter of 1996, the Company recorded interest income of $27,000 in connection with a note receivable due from a related party.

Liquidity and Capital Resources

Available Resources The Company's unrestricted consolidated cash positions at September 30, 1996 and December 31, 1995 was $0. The Company instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first nine months of 1996, the Company had cash flow from operations before working capital and other changes of $4,990,000. Working capital changes and other assets and liabilities reduced cash flow from operations to $3,348,000. The cash flow from operations funded the acquisition of property, plant and equipment totalling $2,301,000, the repayment of long-term debt of $734,000, the purchase Common Stock totalling $181,000, the repayment of capital leases obligations of $132,000. During the first nine months of 1996, current assets increased by $1,368,000 primarily due to an increase in Cues's inventory partially offset by the sale of the Vernon, Connecticut Abdow's Restaurant, which was classified as an asset held for sale at December 31, 1995. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $381,000 mainly due to the timing of payments related to Bickford's accounts payable partially offset by an increase in accrued expenses.

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


Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest and principal payments on the senior bank debt and the remaining $743,000 of 14.5% Notes and 15% Notes. With bank approval, excess funds are available under the Company's Loan Agreement to finance additional acquisitions.

Impact of Inflation Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. The federal minimum wage increased from $4.25 to $4.75 effective October 1, 1996 and will increase and additional $.40 in 1997. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

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


                                                 ELXSI CORPORATION
                                    -------------------------------------------
                                                   (Registrant)



Date: November 11, 1996             /s/   Alexander M. Milley
                                    -------------------------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: November 11, 1996             /s/   Thomas R. Druggish
                                    -------------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ELXSI CORPORATION
                                    -------------------------------------------
                                                 (Registrant)



Date: November 11, 1996             -------------------------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 11, 1996             -------------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)