Form 10-K
period 1996-12-31
ELXSI CORP /DE//
filed 1997-03-31
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1996
                               --------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-11877
                                               ----------------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
             None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 14, 1997, as reported by NASDAQ, was $21,490,000. On March 14, 1997, the Registrant had outstanding 4,660,866 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997 are incorporated by reference into Part III.

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

In September 1989 and January 1990, the Company entered into Stock and Note Purchase Agreements (the "Stock Purchase Agreement") with and among, The Airlie Group L.P. ("Airlie"), Continental Illinois Equity Corporation ("CIEC") and Milley & Company ("M&C") (hereinafter referred to collectively as the "Buyers") whereby the Buyers acquired 960,000 shares, par value $.001 per share ("Common Stock"), $2,000,000 aggregate principal amount of the Company's notes and warrants to purchase 1,204,000 shares (adjusted for a 1-for-25 reverse stock split effected in May 1992) of the Company's common stock. Subsequent to these transactions, the Company announced its intention of pursuing a program of identifying, acquiring and managing middle-market companies. The Company is not limiting its opportunities to any single industry.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 Howard Johnson's restaurants operating under the Howard Johnson's name, which were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000 (including transaction fees and costs).

Between 1991 and 1995, ELXSI sold six of its Howard Johnson's restaurants and converted five of the remaining six Howard Johnson's into Bickford's Family Restaurants. During the same period, ELXSI opened seven new Bickford's Family Restaurants and acquired sixteen Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted two Abdow's into Bickford's Family Restaurants. During
1996, ELXSI converted an additional seven Abdow's into Bickford's Family Restaurants, opened one additional Bickford's, sold one Abdow's and closed one Abdow's. At December 31, 1996 ELXSI operated fifty-two Bickford's Family Restaurants ("Bickford's"), five Abdow's and one Howard Johnson's Restaurant, in its Bickford's Family Restaurant division (the "Bickford's Division" or "Restaurant Division"). As used herein the term "Restaurants" refers to the Bickford's, Abdow's and Howard Johnson's restaurants owned and operated in the Restaurant Division.

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

RESTAURANT DIVISION

The Restaurant Division sales were $61,283,000, $54,270,000 and $43,391,000 in 1996, 1995 and 1994, respectively. Restaurant Division sales represented 74.1%, 72.7% and 69.5% of the total sales of the Company during 1996, 1995 and 1994, respectively.

The Restaurants are family-oriented and offer full service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low-to moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.79 and $7.49, with the average customer check being approximately $5.24, $5.12 and $4.96 in 1996, 1995 and 1994, respectively. Major categories of menu items are pancakes, waffles and french toast, eggs and omelettes, "country" dinners, soups and side orders, salads, hamburgers and sandwiches, and desserts. Breakfast items and coffee accounted for approximately 70% of food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week, with most generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends and with some open twenty-four hours on the weekends. Some Restaurants are open twenty-four hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to senior citizens and families which are attracted to the high-quality, low-to moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. The Company believes that repeat business has accounted for a majority of the Restaurant sales.

Each of the original 30 Bickford's consists of a free standing building that covers approximately 2,700 to 7,000 square feet, and they are typically located adjacent to major roads and highways and shopping malls. Nearly all contain two dining areas, smoking and non-smoking. At

December 31, 1996, 12 of the Restaurant buildings were owned, while the remaining 46 restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 100 to 200 people. Five of the Bickford's Restaurants provide counter service.

Restaurant Expansion and Renovation

The acquisition by ELXSI provided an opportunity to renovate the existing Restaurants and to acquire additional locations. Capital expenditures during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                   1996              1995              1994
                                               -----------       -----------       -----------
         Expansion                             $   483,000       $   221,000       $   485,000
         Conversions                               747,000           243,000            86,000
         Purchase Leased Property                       --                --           346,000
         Renovation                                384,000           415,000            95,000
         Replacement due to fire loss              249,000                --                --
         Refurbishment & Equipment               1,028,000         1,088,000         1,003,000
                                               -----------       -----------       -----------
                                               $ 2,891,000       $ 1,967,000       $ 2,015,000
                                               ===========       ===========       ===========

         Acquisition of Abdow's                $        --       $ 2,575,000       $        --
                                               ===========       ===========       ===========

All of the above capital expenditures except for the 1995 acquisition of Abdow's, were funded by earnings from operations. The acquisition of Abdow's in 1995, was funded by an increase in ELXSI's then existing line of credit with Bank of America Illinois.

The Company currently plans to spend $1,950,000 for renovations, refurbishments and equipment replacements and $800,000 for Restaurant expansion during 1997. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units, and to a lesser extent, from price increases. The Company believes that it is partially due to the foregoing that sales at the original 30 Bickford's have increased.

Sales at 29 of the original Bickford's Restaurants, (excluding from 1996 the Brockton, MA Restaurant, which was damaged by fire during 1996) increased 1.6% in 1996, 1.3% in 1995 and 6.1% in 1994 (including a 53rd week), over the prior year's sales; customer counts at these 29 Bickford's Restaurants were flat in 1996, increased 1.8% in 1995 and increased 1.5% in 1994 (including a 53rd week), over the prior year's counts; sales at same Restaurants, including the five converted and one remaining Howard Johnson's units, increased 0.7% in 1996, 0.4% in 1995 and

5.8% in 1994 (including a 53rd week), over the prior year's sales, and customer counts at same Restaurants decreased 0.8% in 1996, decreased 3.4% in 1995 and increased 1.2% in 1994 (including a 53rd week), over the prior year's counts. The foregoing comparisons are impacted by the fact that the Restaurant Division's 1994 fiscal year comprised 53 weeks, as compared to 52 for each of 1995 and 1996. See the second paragraph of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" herein.

The Company takes an opportunistic approach to Restaurant Division expansion. Management evaluates both purchase and lease opportunities, and, in most instances, the Company favors opening new Restaurants utilizing leased properties. The Company will generally open a new Restaurant only if it can reasonably be expected to meet the Company's return on investment criteria, which is generally an annual return on the investment of approximately 25% to 30%.

Restaurant Management and Supervision

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. The Bickford's Division has nine district managers who, between them, cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and store profitability.

Sources and Availability of Materials

Food supplies are distributed by various Company-approved wholesalers and purveyors, which deliver directly to each Restaurant based on the quoted cost of individual food items. Essential supplies and raw materials are available from several sources, and the Company is not dependent upon any one supplier for its food supplies. These purchases from suppliers are generally done on a verbal-purchase-order basis and without any long-term commitments or contracts. The Company does not maintain or engage in any warehousing or commissary operations.

Seasonality

The Restaurants experience slightly higher revenues in the summer months.

Customers

The Restaurants are not dependent upon a single customer or group of customers, although a large portion of each Restaurant's customers live within a five mile radius thereof and, accordingly, repeat customers are important to the Bickford's Division's success. See the fourth paragraph of "Restaurant Division" above.

Competition

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains, many of whom are larger and have greater financial resources than the Company. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with its low-to moderately-priced menu items, will continue to attract customers. In 1995, the Company noticed an increase in the number of restaurants offering buffet-style dining in New England. The Company believes that the freshness of its food and its reasonable pricing compare favorably to these buffet concepts.

Employees

At December 31, 1996, the Restaurant Division employed approximately 2,650 persons, of whom approximately 2,200 were part-time hourly employees, approximately 230 were full-time hourly employees and approximately 220 were salaried personnel. This represents an increase since December 31, 1995 of approximately 150 persons, consisting mainly of part-time employees. None of the Restaurant Division's employees are represented by a union.

Environmental Matters

The Restaurant Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.


CUES DIVISION

The Cues Division sales were  $21,460,000,  $20,404,000 and $19,032,000 in 1996,
1995 and 1994,  respectively.  Cues Division sales represented  25.9%, 27.3% and
30.5%  of  the  total  sales  of  the  Company  during  1996,   1995  and  1994,
respectively.

Cues manufactures systems which utilize closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures unnecessarily burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues installs its systems in specially designed trucks and vans which are sold as mobile units. Cues also provides product servicing and replacement parts for its customers and distributes chemical grout sealants used in connection with its sealing equipment.

The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not engaged in the service business of maintaining and repairing sewer lines.

Inspection and Rehabilitation Equipment

Cues's inspection and sealing equipment constitutes an integrated system that combines the capability of inspecting underground sewer lines with remote control television cameras and creating a permanent maintenance record of the condition of the sewer lines; pressure testing sewer line joints; and applying chemical sealants to repair leaking joints and small pipe fractures. In addition, Cues manufactures and sells a line of remotely operated robotic cutting devices. These devices reinstate or open the laterals sewer lines, which are smaller diameter pipes leading from residences or businesss into the main sewer pipes, after the laterals have been blocked by the material used in relining the main sewer pipe's interior surface.

Cues's inspection, cutting and sealing systems are placed in sewer lines through manholes. The television camera, positioned using either a motorized transporter or pulled on a skid assembly, relays a television picture of the interior of that sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three-inch-diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, the Cues's inspection and sealing equipment gives the customers a permanent record of the condition of their sewer lines. If the television camera inspection of the sewer lines discloses a leaking joint or pipe fracture, sealing equipment can be introduced and positioned through use of the camera to make the repair. Once the sealing module is positioned, inflatable packers seal off the line at either end of the damaged area and a chemical sealant is applied that penetrates the leak or fractures as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

The sealing module manufactured by Cues is used to repair sewer lines where infiltration or inflow of water occurs through leaking joints and pipe fractures. Repairs can last 20 years or more, depending upon the structural soundness of the sewer line or repaired joints. Cues's sealing equipment is not designed to repair a severely damaged or collapsed pipe, which must be excavated and replaced in the traditional manner or repaired by the use of other sewer line repair technologies such as relining. However, Cues's Kangaroo cutting system is often used to inspect and repair, through its cutting capabilities, structurally deficient or collapsed sewer lines. Cues has also developed a line of equipment for use in the inspection, but not the repair, of underground water wells, dams, industrial pipe, potable water lines and large-pipe storm drains.

Cues also manufactures and sells a line of portable television inspection equipment used primarily for inspection of lateral pipes ranging in size from 2 to 6 inches.

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Toronto, Canada and Maastricht, The Netherlands. In Orlando, Cues also maintains an inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles, generators, etc., furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $287,000, $255,000 and $196,000, during the years 1996, 1995 and 1994, respectively.

Product Development

Cues has an ongoing program to improve its existing products and to develop new products. During the twelve months ended December 31, 1996, 1995 and 1994, approximately $248,000, $311,000 and $287,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 1997, Cues currently plans to spend approximately $300,000 (exclusive of such personnel expenses) for product development activities.

Source and Availability of Raw Materials

Cues manufactures certain components of its system and purchases others including, television camera modules, monitors, video recorders, vehicles, which are readily available from a number of sources. These purchases from suppliers are done on a purchase order basis and without any long-term commitments or contracts.

Cues has agreements with Orlando, Florida truck dealers to deliver truck bodies that are used in the manufacture of Cues's mobile units. Under these agreements, Cues reimburses the dealers' floor plan financing costs for those vehicles held by the dealer until delivery. Cues does not have any other commitments or contracts with its truck dealers. Management believes that alternative sources for truck chassis are available and that the loss of any current dealer would not have a material adverse effect on Cues.

Marketing

Cues markets its products and services in the United States though nine direct salesmen. In certain geographic areas of the country, Cues markets it products and services through independent representatives which are non-exclusive (to
Cues), none of whom accounted for more than 5% of the Cues Division's revenues in any of the last three years. The Company believes that the loss of any of these salesman or representatives would not have a material adverse effect on the Cues Division. Cues also employees technical service representatives located in Orlando, Toronto and Maastricht. Cues's major customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more the 5% of Cues's 1996, 1995 or 1994 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services. The Cues name is well-established, affording it and its products wide recognition within its industry.

Outside North America, Cues markets its products in five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 1996, 1995 and 1994, export sales to foreign countries represented approximately 16%, 14% and 16% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letters of credit agreements and therefore the currency and payment risk are minimized.

The Cues Division historically has not experienced any material problems or risks in distributing and selling products outside the United States, other than those normally associated with such efforts (e.g., language barriers, time differences, customs regulations and complications relative to the conforming of equipment to local electronic, video, vehicle and other standards).

Competition

Competition for the type of products sold by Cues is based mostly on price, and also service and reliability. Management believes that it competes effectively in each of these respects. Management also believes that there are six companies which produce and sell products which are competitive with those produced by Cues. A significant portion of sales are generated through a bidding process initiated by municipalities. This process is extremely price sensitive, requiring Cues to meet or beat competitors' bids in order to secure sales.

Employees

At December 31, 1996 Cues had 128 full and part-time employees. This includes five employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

Environmental

The Cues Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith has had no material effect on its capital expenditures, earnings or competitive position.

ITEM 2.         PROPERTIES

ELXSI leases land and/or buildings at 46 of its 58 restaurants, under lease agreements expiring (including extension options) on various dates through 2032. The majority of these leases require ELXSI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments and a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 1996.


                                                    Howard
                                     Bickford's    Johnson's   Abdow's   Total
                                     ----------    ---------   -------   -----

    Massachusetts:         Owned         8             --         --        8
                           Leased       25              1          3       29

    Connecticut:           Owned         2             --         --        2
                           Leased        5             --          2        7

    Rhode Island:          Owned        --             --         --       --
                           Leased        5             --         --        5

    New Hampshire:         Owned         2             --         --        2
                           Leased        5             --         --        5

    Total:                 Owned        12             --         --       12
                           Leased       40              1          5       46


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

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the Company or its Subsidiary or of which any of their respective properties is the subject, nor are there any proceedings known to be contemplated by governmental authorities against the Company or its Subsidiary.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of shareholders during the fourth quarter of 1996.

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


                                        1996                       1995
                                  -----------------         -----------------
                                  High         Low          High         Low
                                  ----         ---          ----         ---

         First Quarter            $6.88       $5.50         $7.38       $5.00
         Second Quarter            7.63        5.25          7.13        5.63
         Third Quarter             6.63        4.88          7.81        5.88
         Fourth Quarter            6.63        4.88          6.50        4.88


On March 14, 1997, the reported last sale price for the Company's Common Stock in NASDAQ was $6.50 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 14, 1997 there were 5,882 holders of record of the Company's Common Stock.

Dividend History

The Company has never paid any dividends, nor is there current intention to pay any dividends in 1997, however management will consider paying dividends in the future.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.   SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)

                                                                      Year Ended December 31,
                                             ----------------------------------------------------------------------------
                                                1996            1995            1994             1993            1992
                                             ----------      ----------      ----------       ----------      -----------

Net Sales                                    $   82,743      $   74,674      $   62,423       $   55,682     $    38,139

Costs and Expenses:
    Cost of sales                               (66,603)        (58,347)        (47,440)         (41,338)        (29,168)
    General and administrative                   (7,362)         (7,484)         (6,630)          (6,406)         (2,761)
    Depreciation and amortization                (2,775)         (2,206)         (1,794)          (1,589)         (1,138)
    Interest income                                 111             125               8               --              --
    Interest expense                             (1,495)         (1,767)         (1,426)          (1,653)         (1,496)
    Other income (expense)                          432              65             (41)             (80)            222
    Benefit (provision) for income taxes          2,332            (514)           (366)            (348)           (260)
                                             ----------      ----------      ----------       ----------      ----------

Net income                                   $    7,383      $    4,546      $    4,734       $    4,268      $    3,538
                                             ==========      ==========      ==========       ==========      ==========
Net income per common share
         Primary                             $     1.51      $     0.89      $     0.79       $     0.72      $     0.68
                                             ==========      ==========      ==========       ==========      ==========
         Fully diluted                       $     1.51      $     0.89      $     0.79       $     0.69      $     0.68
                                             ==========      ==========      ==========       ==========      ==========

Weighted average number of common
     and common equivalent shares
         Primary                                  4,902           5,093           6,014            5,947           5,212
                                             ==========      ==========      ==========       ==========      ==========
         Fully diluted                            4,902           5,093           6,014            6,234           5,211
                                             ==========      ==========      ==========       ==========      ==========

Other Data:

Working capital                              $    8,649      $    2,438      $     (423)      $      471      $   (1,391)
Total assets                                     59,478          47,699          40,516           38,520          35,202
Capitalized leases and long term debt            20,704          14,924          12,304           12,016          13,541
Stockholders' equity                             28,913          22,714          19,398           18,126          13,885


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

See Note 1 to the Consolidated Financial Statements for background on the Company. The Company's focus continues to be identifying, acquiring, managing and operating selected middle market companies.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal years consist of four 13-week quarters (and, accordingly, one 52-week period) ending on the last Saturday in December; this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year. This was the case in the fourth quarter of 1994.


YEAR ENDED DECEMBER 31, 1996

The Company's 1996 revenues and expenses  resulted from the operation of ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

Restaurant Division. The Restaurants had sales of $61,283,000, cost of sales of $50,990,000, selling, general and administrative expenses of $1,956,000 and depreciation and amortization expense of $2,318,000, which yielded operating income of $6,019,000. In addition, the Restaurants had $246,000 of interest expense related to the amortization of deferred financing fees and capital leases, and other income of $227,000 related mainly to a gain on the replacement of assets lost in a Restaurant fire, resulting in income before taxes of $6,000,000.

Cues Division. Cues had sales of $21,460,000, cost of sales of $15,613,000, selling, general and administrative expenses of $4,056,000 and depreciation and amortization expense of $457,000, which yielded operating income of $1,334,000. In addition, Cues had $42,000 of interest expense, $5,000 of other income and $45,000 of tax expense, resulting in income before taxes of $1,252,000.

Corporate. Corporate general and administrative expenses were $1,350,000. The major components of these expenses were the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's proxy statement for further information), management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see NOTE 6 to the Consolidated Financial Statements of the Company), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

The terms of the Cadmus management agreement provide for Cadmus to provide the Company with advice and services with respect to the Company's business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) ongoing hands-on evaluation of Company and division management; (b) direct management of a portfolio of restaurants;
(c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders;
(i) negotiating and arranging insurance programs; (j) monitoring tax compliance;
(k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research; (n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. It is through the Cadmus management agreement that the Company is provided the non-director services of: Mr. Milley (except in his capacity as President of Cues, for which he is directly compensated by ELXSI), the Company's Chairman of the Board, President and Chief Executive Officer; Thomas R., Druggish, the Company's Vice President, Treasurer and Secretary; and Kevin P. Lynch, a Vice President and Director of the Company.

Corporate interest expense was $1,207,000, consisting of senior bank debt interest of $1,045,000 and senior subordinated note interest of $162,000. The Company's senior bank debt lender is Bank of America Illinois; NOTE 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the bank debt.

During 1996, the Company recorded a current consolidated tax provision of $504,000 and a deferred tax benefit of $2,881,000, resulting in a net income tax benefit of $2,332,000 at the corporate level. The deferred tax benefit was recorded in accordance with Statement of Accounting Standards Number 109 "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Management evaluated the likelihood of future earnings during the remaining life of the net operating loss carryforwards and the anticipated realization of the tax loss carryforwards in determining the amount of the deferred tax asset to record. The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with sections 382 and 383 of the Internal Revenue Code ("IRC"). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur, factors such as the number of common shares issued and outstanding, the market price of such shares, short term treasury rates, etc., are used under the current tax laws to determine the amount of the tax loss carryforward that can be utilized each year. In the event that a change in ownership does not take place, the Company may be able to recognize the benefit of additional loss carryforwards.

At December 31, 1995, the Company maintained a 100% valuation allowance to account for the potential limitations imposed by IRC 382 and 383, as well as to give effect to uncertainties surrounding the future success of restaurant acquisitions and manufacturing consolidations undertaken during the year.

During 1996, a portion of the valuation allowance was released based upon the success of restaurant conversions and manufacturing consolidations which had begun in 1995. Accordingly, the Company recognized a $2,881,000 net deferred tax asset. The net deferred tax asset represents the amount of net operating loss and credit carryforwards which management believes are more likely than not to be realized in the future. At the end of 1996 and 1995, the Company believed that it would have a change of ownership of 50% or more.

Recording the deferred tax benefit in 1996 resulted in an increase in net income and earnings per share of $2,881,000 and $.59, respectively. It is uncertain, due to the unpredictable nature of the factors involved in determining the deferred tax asset, what impact SFAS 109 will have on future results.

Earnings Per Share. Earnings per share and the weighted average number of shares outstanding were $1.51 and 4,902,000, respectively. This compares to $0.89 per share for 1995, when there were 5,093,000 shares outstanding (on a weighted average basis). The average stock price during 1996 and 1995 was $5.83 and $6.12, respectively. The market price at December 31, 1996 and 1995 was $6.63 and $6.125, respectively.


YEAR ENDED DECEMBER 31, 1995

The Company's 1995 revenues and expenses  resulted from the operation of ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

Restaurant Division. The Restaurants had sales of $54,270,000, cost of sales of $43,729,000, selling, general and administrative expenses of $1,620,000 and depreciation and amortization expense of $1,833,000, which yielded operating income of $7,088,000. In addition, the Restaurants had $297,000 of interest expense related to the amortization of deferred financing fees and capital leases, resulting in income before taxes of $6,791,000.

Cues Division. Cues had sales of $20,404,000, cost of sales of $14,618,000, selling, general and administrative expenses of $4,425,000 and depreciation and amortization expense of $373,000, which yielded operating income of $988,000. In addition, Cues had $22,000 of interest expense, $2,000 of interest income, $68,000 of other income and $4,000 of tax expense adjustments, resulting in income before taxes of $1,032,000.

Corporate. Corporate general and administrative expenses were $1,439,000. The major components of general and administrative expenses include the compensation accrual related to the Bickford's Phantom Stock Option Plan, the management fees paid to Cadmus, legal expenses, corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses. Interest expense was $1,448,000, consisting of senior bank debt interest of $1,275,000 and senior subordinated note interest of $173,000. In addition, the Company recorded interest income of $123,000, other expense of $3,000 and a consolidated tax provision of $510,000 at the corporate level.

Earnings Per Share. Earnings per share and the weighted average number of shares outstanding for the year ended December 31, 1995 were $0.89 and 5,093,000, respectively. The average stock price during 1995 was $6.12 and the market price at December 31, 1995 was $6.125.


YEAR ENDED DECEMBER 31, 1994

The Company's 1994 revenues and expenses  resulted from the operation of ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

Restaurant Division. The Restaurants had sales of $43,391,000, cost of sales of $34,234,000, selling, general and administrative expenses of $1,293,000 and depreciation and amortization expense of $1,460,000, which yielded operating income of $6,404,000. In addition, the Restaurants had $266,000 of interest expense related to the amortization of deferred financing fees and capital leases, resulting in income before taxes of $6,138,000.

The fifty-third week included in the 1994 results added approximately $810,000 in sales and, management estimates, approximately $200,000 in operating income.

Cues Division. Cues had sales of $19,032,000, cost of sales of $13,206,000, selling, general and administrative expenses of $4,146,000 and depreciation and amortization expense of $334,000, which yielded operating income of $1,346,000. In addition, Cues had $32,000 of interest expense, $27,000 of other expense and $5,000 of tax adjustments resulting in income before taxes of $1,282,000.

Corporate. Corporate general and administrative expenses were $1,191,000 in 1994. The major components of general and administrative expenses were the management fees paid to Cadmus, the compensation accrual related to the Bickford's Phantom Stock Option Plan, legal expenses, corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.
Interest expense was $1,128,000, consisting of senior bank debt interest of $418,000 and subordinated note interest of $710,000. In addition, the Company recorded interest income of $8,000, other expense of $14,000 and a consolidated tax provision of $361,000 at the corporate level.

Earnings Per Share. Earnings per share and the weighted average number of shares outstanding for the year ended December 31, 1994 were $0.79 and 6,014,000, respectively. The average stock price during 1994 was $5.42 and the market price at December 31, 1994 was $5.25.

COMPARISON OF 1996 RESULTS TO 1995 RESULTS

The 1996 sales increased by $8,069,000, or 10.8%, gross profit decreased by $187,000, or 1.1%, selling, general and administrative expense decreased by $122,000, or 1.6%, and depreciation and amortization increased by $569,000, or 25.8%, resulting in an operating income decrease of $634,000, or 9.6%, in each case as compared to 1995. Interest expense decreased by $272,000, or 15.4%, interest income decreased by $14,000, other income increased by $367,000. In 1996, the Company recorded an income tax benefit of $2,332,000 compared to an income tax expense of $514,000 in 1995. The above changes resulted in a increase in net income of $2,837,000, or 62.4%.

Restaurant Division. Restaurant sales increased by $7,013,000, or 12.9%, in 1996. The sales increase is attributable to an increase in the same store sales of $309,000 and an increase in sales at new restaurants of $7,807,000, which were partially offset by a decrease in sales of $1,103,000 at a fire-damaged Bickford's and the sale of one and closing of another Abdow's. The 1996 sales increase due to new restaurants consisted of $3,372,000 from the five purchased Abdow's, $3,563,000 from the nine converted Abdow's and $872,000 from other new Bickford's. Same store restaurant sales increased by $309,000, or 0.7%, mainly as a result of a $483,000, or 1.6%, sales increase in the original Bickford's acquired in 1991 (29 locations; excluding the fire damaged site). This increase was partially offset by a sales decreases of $107,000, or 0.9%, and $67,000, or 4.5%, at the eleven other comparable Bickford's and the one remaining Howard Johnson's unit, respectively.

The original 29 Bickford's (excluding the fire damaged site) had flat customer counts while the 11 other comparable Bickford's and the one Howard Johnson's had decreases in customer counts of 2.6% and 3.0%, respectively. Overall comparable customer counts decreased by 0.8% in 1996 compared to 1995 primarily due to the severe winter weather in the first quarter of 1996. The one Howard Johnson's Restaurant is located near one of the three Bickford's that are licensed to an unrelated third party, and under the applicable license agreement, may not be converted into a Bickford's. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit decreased by $248,000 and the gross profit as a percentage of sales decreased from 19.4% in 1995 to 16.8% in 1996. The main factor in the 2.6% decline in the gross profit percentage was an increase in labor costs. Labor costs as a percentage of sales increased by 2.0%, from 34.4% in 1995 to 36.4% in 1996, due to higher labor costs as a percentage of sales at the nine converted and five remaining Abdow's and the $355,000 of start-up training costs in 1996 related primarily to the conversion of the nine Abdow's into Bickford's restaurants. The 14 Abdow's Restaurants (including the nine converted into Bickford's) had labor costs as a percentage of sales of 40.8%. Management does not intend to reduce the labor costs immediately at the converted Abdow's as it does not wish to compromise their excellent service reputation. Food costs decreased by 0.3% in 1996 as compared to 1995, while variable costs increased by 0.4% during the same period. The food costs decrease was mainly due to an increase in cash rebates related to the increased volume of food purchases associated with the addition of new Restaurants, including the Abdow's. Upon conversion of an Abdow's into a

Bickford's Restaurant, food cost as a percentage of sales tend to decline to the average Bickford's level. The Bickford's food costs increased as a percentage of sales as a result of the sale of higher-cost dinner items and an increase in the cost of individual food items, including eggs, bacon and sausage, partially offset by a decline in coffee costs. In addition, fixed costs as a percentage of sales increased by 0.6% in 1996, due to higher rents related to the inclusion of the Abdow's Restaurants for twelve months in 1996 as compared to six months in 1995. Management currently intends to keep the present five Abdow's Restaurants operating under that concept, which has generally lower margins than Bickford's, and therefore the overall margins will continue to be negatively affected.

Restaurant selling, general and administrative expense increased by $336,000 during 1996 over 1995 mainly as a result of adding additional support personnel as a result of the acquisition of Abdow's.

Restaurant depreciation and amortization increased by $485,000 during 1996 as compared to 1995. Restaurant depreciation and amortization will continue to increase each year with the addition of new Restaurants, or until such time as assets valued and recorded at the date of the Bickford's acquisition in July 1991 become fully depreciated. The equipment acquired in that acquisition has a seven-year useful life, and will become fully depreciated in 1998.

As a result of the above, Restaurant Division operating income decreased by $1,069,000 in 1996 compared to 1995.

Cues Division. Cues's sales increased by $1,056,000, or 5.2%, in 1996 compared to 1995. As a result of this increase and a 1.1% decrease in Cues's gross profit percentage in 1996 compared to 1995, gross profit increased by $61,000. Operating income was positively impacted by a decrease in selling, general and administrative expenses of $369,000 partially offset by a increase in depreciation and amortization expense of $84,000. The decrease in selling, general and administrative expenses resulted primarily from the consolidation of Canadian operations into Orlando and the restructuring of the Cues west coast sales effort to become more efficient. As a result of the above, operating income increased by $346,000 in 1996 as compared to 1995. Management anticipates that gross margins will continue to experience pressure in 1997 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate's general and administrative expenses decreased by $89,000 during 1996 compared to 1995, partially due to a decrease in the Bickford's management compensation accrual related to its Phantom Stock Option Plan. Interest expense decreased by $241,000 in 1996 compared to 1995 due to a decrease in interest rates and a lower average debt balance in 1996. The bank interest rate applicable to Company borrowings at December 31, 1996 was either prime (8.25%) or 2% over the London Eurodollar rate, then approximately 7.68%. The Company has the option of designating a portion of the bank line of credit as London Eurodollar rate financing for 30, 60 or 90-day periods. The bank interest rate available to the Company at December 31, 1995 was 1% above prime, or 9.5%. In addition, the Company prepaid the remaining $1,199,000 of its senior subordinated notes during 1996. These notes had interest rates of 15% and 14.5%.

On December 30, 1996, ELXSI purchased three revolving notes with a face value of $6,650,000 from Bank of America Illinois, its lending bank, for $5,850,000. The Company recorded this $800,000 discount as a reduction in the face amount of the notes on the balance sheet. The face value of the notes, payable by three wholly owned subsidiaries of Azimuth Corporation; (collectively, the "Azimuth Subsidiaries"), bear interest at 15% per annum payable in arrears on the 1st and 16th of each month and mature on June 30, 1998. The notes are fully collateralized by all of the assets of Azimuth Corporation and the Azimuth Subsidiaries, including accounts receivable and inventory. Two of the Azimuth Subsidiaries design and manufacture trade show booth displays; the other is a distributor of electrical fuses and fasteners. Certain of the officers and directors and stockholders of Azimuth Corporation are officers and directors of the Company and/or ELXSI. In addition, ELXSI recorded a $225,000 closing fee receivable due from the Azimuth Subsidiaries under the Recapitalization Agreement, and accrued certain legal and bank fees payable. ELXSI recorded the net fees in accounts receivable within the accompanying consolidated financial statements. ELXSI will amortize this discount and the net closing fees over the life of the Azimuth Subsidiary Notes utilizing the effective interest method of amortization.

The purpose of the transactions described above and in this paragraph was to prudently utilize the Company's debt capacity to earn a return not generally available in the marketplace for the commensurate risk. The knowledge of the Azimuth Corporation credit and the short time frame required to respond to Bank of America Illinois made ELXSI unique in its ability to capture such an attractive opportunity. Under the relevant agreements, the Azimuth Subsidiaries have the right to prepay in full their revolving notes held by ELXSI at a price (or for a payment) equal to (i) the combined principal amount outstanding on the date of prepayment (which may be as much as $9,965,000) plus (ii) all accrued but unpaid interest thereon less (iii) if purchased in April, May or June 1997 a discount of $275,000, $175,000 and $75,000, respectively. Therefore, if the Azimuth Subsidiary notes are not satisfied before July 1, 1997, ELXSI will have fully earned the $800,000 discount applied to the purchase. As a result of the transactions, described in this paragraph, ELXSI became the senior revolving credit lender to the Azimuth Subsidiaries. Funding for ELXSI's purchase of the Azimuth Subsidiary notes, as well, as for any further revolving credit loans that may be made by ELXSI to the Azimuth Subsidiaries, was provided by Bank of America Illinois under an amendment and restatement of its existing credit agreement with ELXSI. The Company's return on investment from the foregoing transactions is in the form of net interest (i.e., the difference between the Azimuth's Subsidiaries' 15% interest rate and the Company's cost of borrowing), the discount earned by the Company and the closing fee described above.


COMPARISON OF 1995 RESULTS TO 1994 RESULTS

The 1995 sales increased $12,251,000, or 19.6%, gross profit increased $1,344,000, or 9.0%, selling, general and administrative expense increased $854,000, or 12.9%, and depreciation and amortization increased $412,000, or 23.0%, resulting in an operating income increase of $78,000, or 1.2%, in each case as compared to 1994. Interest expense increased by $341,000, or 23.9%, interest income increased by $117,000, other income and expense increased from expense of

$41,000 in 1994 to income of $65,000 in 1995, and income taxes increased by $148,000, or 40.4%, resulting in a decrease in net income of $188,000, or 4.0%.

Restaurant Division. Restaurant sales increased by $10,879,000, or 25.1%, in 1995. The sales increase was attributable to a decrease in the same store sales of $152,000, offset by the addition of new restaurants that added $11,031,000 to 1995 sales. The 1995 sales increase due to new restaurants consisted of $8,112,000 from 14 purchased Abdow's, $873,000 from the two Abdow's converted in 1995 and $2,046,000 from other new Bickford's. Same store restaurant sales decreased by $152,000, or 0.4%, mainly due to the inclusion of a 53rd week in 1994, which added $763,000 to those restaurants 1994 sales. The original 30 Bickford's acquired in 1991 had a sales increase of $405,000, or 1.3%, the nine other comparable Bickford's (including the five converted Howard Johnson's) had a sales decrease of $494,000, or 5.1%, while the one remaining Howard Johnson's unit had a sales decline of $63,000, or 4.1%. Included in the above comparisons is the effect of the fifty-third week in 1994, which added sales of $582,000, $155,000 and $26,000 to the original thirty Bickford's, the nine other comparable Bickford's and the one remaining Howard Johnson Restaurant, respectively. Excluding the 53rd week from 1994 sales, the same store Restaurant sales increased by $611,000, or 1.5%.

The original thirty Bickford's, the nine other comparable Bickford's and the one Howard Johnson's Restaurant had a decrease in customer counts of 1.8%, 7.6% and 9.8%, respectively. Excluding the 53rd week from 1994, the original thirty Bickford's, the nine other comparable Bickford's and the one Howard Johnson's Restaurant had an increase (decrease) in customer counts of 0.1%, (6.2)% and (8.3)%, respectively, during 1995.

Restaurant gross profit increased by $1,384,000 but declined as a percentage of sales from 21.1% in 1994 to 19.4% in 1995. The main factor in the 1.7% decline in the gross profit percentage was a 1.5% increase in food costs as a percentage of sales, primarily attributable to the Abdow's units. The Bickford's food costs increased as a percentage of sales, as a result of the sale of higher-cost dinner items, and an increase in the cost of individual food items, including eggs, bacon and sausage, partially offset by a decline in coffee costs. In addition to the food cost increase, variable costs as a percentage of sales increased by 0.4% in 1995. Labor costs as a percentage of sales declined by 0.2%, from 34.6% to 34.4%, despite higher labor costs as a percentage of sales at the 16 Abdow's. The 16 Abdow's (including the two converted into Bickford's) had labor costs as a percentage of sales of 37.2% in 1994.

Restaurant selling, general and administrative expenses increased by $327,000 during 1995 over 1994 mainly as a result of adding additional support personnel as a result of the acquisition of Abdow's.

Restaurant depreciation and amortization increased by $373,000 during 1995 as compared to 1994.

As a result of the above, Restaurant Division operating income increased by $684,000 in 1995 compared to the 53 weeks ended December 31, 1994. Management estimates that the inclusion of a 53rd week in 1994 added approximately $200,000 to operating income that year.

Cues Division. Cues's sales increased by $1,372,000, or 7.2%, in 1995 as compared to 1994. As a percentage of sales, Cues's gross profit declined by 2.3% in 1995 compared to 1994, causing gross profit to decrease by $40,000. Operating income was negatively impacted by an increase in selling, general and administrative expense of $279,000 and an increase in depreciation and amortization expense of $39,000. As a result of the above, operating income decreased by $358,000 in 1995, as compared to 1994.

Corporate. Corporate general and administrative expenses increased by $248,000 during 1995 as compared to 1994 mainly due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan. Interest expense increased by $320,000 in 1995 as compared to 1994, due to a higher average debt balance in 1995, partially offset by a decrease in interest rates in 1995. The higher average debt balance in 1995 was the result of spending approximately $3.8 million to purchase Abdow's Restaurants and $7.4 million to repurchase Company common stock, warrants to purchase common stock and senior subordinated notes at the end of 1994 and beginning of 1995. The bank interest rate applicable to Company borrowing was 1% above the prime lending rate (9.5%, at December 31, 1995), and 1.5% above the prime lending rate, (10.0%, at December 31, 1994).


ACQUISITIONS

On July 3,  1995,  ELXSI  acquired  16  Abdow's  Family  Restaurants  from Abdow
Corporation  of  Springfield,  MA,  for  a  price  of  approximately  $3,800,000
(including transaction fees and expenses of approximately $300,000). The transaction included the leasing of the 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. The acquisition was financed by an increase in ELXSI's existing line of credit with Bank of America Illinois. On February 1, 1996, ELXSI completed its sale of the Vernon, Connecticut Abdow's Restaurant for net proceeds of $1,225,000. During 1996, ELXSI closed one under-performing Abdow's Restaurant.


INCOME TAXES AND INFLATION

In 1996, the Company recorded a provision for current federal alternative minimum taxes of $105,000 (after the benefit of federal net operating loss carryforwards of $1,616,000), a state income tax provision of $444,000 and a deferred tax benefit of $2,881,000, resulting in an income tax benefit of $2,332,000 (see "Year Ended December 31, 1996 - Corporate" above).

In 1995, the Company recorded a provision for federal alternative minimum taxes of $118,000 (after the benefit of federal net operating loss carryforwards of $1,619,000), and a state income tax provision of $396,000.

In 1994, the Company recorded a provision for federal alternative minimum taxes of $88,000 (after the benefit of federal net operating loss carryforwards of $1,526,000), and a state income tax provision of $278,000 (after the benefit of state net operating loss carryforwards). Approximately one-half of ELXSI's consolidated taxable income is apportioned to Massachusetts. The final year that the net operating loss was available to ELXSI to offset Massachusetts taxable income was 1994 because the five year Massachusetts carryforward period expired in 1995. During 1994, ELXSI would have recorded a provision for additional state income taxes of $190,000 had the Massachusetts net operating loss carryforwards not been available.

At December 31, 1996, the Company had approximately $216,000,000 in federal net operating loss carryforwards, which begin to expire in 1998 and fully expire in 2005 if not used. In addition, the Company had $6,500,000 in investment tax credit and research and development credit carryforwards available to reduce future federal income taxes. (see "Year Ended December 31, 1996 - Corporate" above).

Inflation and changing prices have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash positions at December 31, 1996 and 1995 were $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During 1996, the Company had cash flow from operations of $4,200,000 which, along with the $1,075,000 proceeds from the sale of the Vernon, Connecticut Abdow's Restaurant and net borrowings of $7,112,000 on the bank line of credit, funded the purchase of property, plant and equipment totalling $3,108,000
(including the one new Restaurant opened in 1996), a loan to ELX Limited Partnership ("ELX") totalling $909,000, the purchase of related party debt with a face amount of $6,650,000 from Bank of America Illinois for $5,850,000; principal payments of long-term 14.5% and 15% senior subordinated notes totalling $1,199,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $1,146,000; and principal payments on capital leases of $139,000. During 1996, current assets increased by $4,249,000 primarily due to an increase in Cues's inventory, the recording of a deferred tax asset, an increase in Bickford's and Corporate's accounts receivable related to an insurance settlement related to a Restaurant fire in 1996, partially offset by a decrease in the asset held for sale due to the sale of the Vernon, Connecticut Abdow's restaurant. Inventory increased due to the introduction and development of new products, a general increase in component parts used in production and an increase in finished assemblies. Current liabilities decreased in 1996 by $750,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1995, the Company had cash flow from operations of $4,003,000, which along with net borrowings of $2,334,000 in long-term debt funded the purchase of property, plant and equipment totalling $2,357,000 (including the one new Restaurant opened in 1995); the net cost of acquiring the fifteen Abdow's totalling $2,575,000; the repurchase of Common Stock of $1,224,000; the payment of bank fees of $125,000; and the principal payments on capital leases of $56,000. During 1995, current assets increased by $4,034,000, primarily due to an increase in Cues's inventory and the recording of an asset held for sale at December 31, 1995 related to the Vernon, Connecticut Abdow's restaurant. The Restaurant was sold on February 1, 1997 for cash. Inventory increased due to the introduction and development of new products and an increase in equipment used for demonstrations. The increase in current assets was partially offset by an increase in current liabilities of $647,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1994, the Company had cash flow from operations of $6,871,000, which along with a net borrowing of $225,000 in long-term debt funded the acquisition of property, plant and equipment totalling $2,363,000 (including the two new Restaurants opened in 1994); a loan to ELX of $1,156,000; the repurchase of Common Stock and Series A Warrants to purchase Common Stock of $3,499,000; and the payment of bank fees of $109,000. During 1994, current assets increased by $286,000, primarily due to an increase in Cues's inventory partially offset by a decline in Cues's accounts receivable and a decrease in Bickford's Division prepaid expenses. Inventory increased due to increased monthly production volume caused by increased sales orders at Cues and the introduction and development of new products. The increase in current assets was partially offset by an increase in current liabilities of $136,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

Future Needs For and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the bank debt. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1996, together with the report thereon of Price Waterhouse LLP dated March 20, 1997, are included in this report commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its independent accountants during 1996 nor were there any disagreements with such accountants on accounting principals or practices, financial disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1996 for the annual Meeting of Stockholders to be held May 22, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1996 for the annual Meeting of Stockholders to be held May 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1996 for the annual Meeting of Stockholders to be held May 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference from the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1996 for the annual Meeting of Stockholders to be held May 22, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


(a)  Documents filed as part of this report:

Index to Consolidated Financial Statements
------------------------------------------
                                                                        Page
                                                                      Number(s)
                                                                     ---------
1.  Financial Statements
      Report of Independent Certified Public Accountants                F-1
      Consolidated Balance Sheets at December 31, 1996 and 1995      F-2 to F-3
      Consolidated Income Statements for the three years
        ended December 31, 1996                                         F-4
      Consolidated Statements of Stockholders' Equity for the
        three years ended December 31, 1996                             F-5
      Consolidated Statements of Cash Flows for the three years
        ended December 31, 1996                                      F-6 to F-7
      Notes to Consolidated Financial Statements                     F-8 to F-25

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

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants, Inc. ("Marriott") and the Company dated February 28,
          1991. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

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

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC").

4.2       Form  of  Allonge  and   Amendment  to  Series  A  Warrants  of  ELXSI
          Corporation, with respect to the foregoing Warrant.

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.4       Form  of  Allonge  and   Amendment  to  Series  A  Warrants  of  ELXSI
          Corporation, with respect to the foregoing Warrant.

4.5 Series B Warrant No. B-1 to purchase 604,656 shares of Series A Non-Voting Convertible Preferred Stock issued to Continental Illinois Equity Corporation ("CIEC") (now named BankAmerica Capital Corporation ("BACC")). (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.6 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC.

4.7       Form  of  Allonge  and   Amendment  to  Series  C  Warrants  of  ELXSI
          Corporation, with respect to the foregoing Warrant.

4.8 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.9 Exercise of Option and Assignment of Registration Rights executed by ELX Limited partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit
          4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.10 15% Senior Subordinated Note issued by the Company to CIEC in the amount of $401,765.00. (Incorporated herein by reference to Exhibit
          10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.11 14.5% Senior Subordinated Note issued by the Company to CIEC in the amount of $502,206.25 dated June 27, 1991. (Incorporated herein by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.12 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BAI").

4.13 Warrant Purchase and Senior Subordinated Note termination Agreement, dated as of December 30,1996, between BACC and the Company.

4.14      14.5%  Senior  Subordinated  Note  issued by the  Company to Pan Fixed
          Income Fund, Ltd., dated as of November 16, 1993 in the amount of $250,000. (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.15 14.5% Senior Subordinated Note issued by the Company to Rona Jaffe, dated as of November 16, 1993 in the amount of $100,000. (Incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.16 14.5% Senior Subordinated Note issued by the Company to Anne Strassler A.C.S.W. P.C., dated as of November 16, 1993 in the amount of $25,000. (Incorporated herein by reference to Exhibit 4.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

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

10.4 The Company's 1995 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 033-64205)).

10.5 The Company's 1996 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).

10.6 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.7 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.8 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.9 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Thomas R. Druggish for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.14 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed October 3, 1989 (File No 0-11877)).

10.15 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit
          10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.16 Management Agreement ("Management Agreement") between Winchester National, Inc. (d/b/a as M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file No. 0-11877)).

10.17 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.18 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.19 Assignment to Cadmus Corporation ("Cadmus"), dated January 1, 1994 of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.20 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.21 Form of Stock Purchase and Option Exercise Agreement, dated as of December 30, 1996, between BACC and ELX (Incorporated herein by reference to Exhibit D to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.22 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999 (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.23 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BAI (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.24 Second Amended and Restated Loan and Security Agreement, dated as of October 9, 1995, between Azimuth and BAI.

10.25 Loan and Security Agreement, dated as of October 9, 1995, between DEI and BAI.

10.26 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BAI.

10.27 Loan and Security Agreement, dated as of October 9, 1995, between CDW and BAI.

10.28 First Omnibus Amendment, dated as of August 9, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.29 Second Omnibus Amendment, dated as of September 23, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.30 Third Omnibus Amendment, dated as of November 27, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.31 Second Amended and Restated Guaranty, dated as of October 9, 1995, made by DEI, CDI and CDW in favor of BAI.

10.32 Second Amended and Restated Pledge Agreement, dated as of October 9, 1995, among Azimuth, DEI, CDI, CDW and BAI.

21.1      Subsidiaries  of the  Company.  (Incorporated  by reference to Exhibit
          22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (file No. 0-11877)).

23.1      Consent of Price Waterhouse LLP

27        Financial Data Schedule


(b)  Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELXSI CORPORATION


                                        BY: /s/ Alexander M. Milley
                                            --------------------------------
                                            Alexander M. Milley
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Dated:   March  24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                                    Title                            Date
            ---------                                    -----                            ----
 /s/ Alexander M. Milley                  Chairman of the Board,                      March 24, 1997
-----------------------------------        President and Chief Executive
       Alexander M. Milley                 Officer (Principal Executive Officer)


 /s/ Robert C. Shaw                       Director and Vice President                 March 25, 1997
-----------------------------------
       Robert C. Shaw

 /s/ Thomas R. Druggish                   Vice President, Treasurer                   March 24, 1997
-----------------------------------        and Secretary (Chief
       Thomas R. Druggish                  Accounting Officer and
                                           Principal Financial Officer)

 /s/ Kevin P. Lynch                        Director and Vice President                March 24, 1997
-----------------------------------
       Kevin P. Lynch

 /s/ Farrokh K. Kavarana                   Director                                   March 24, 1997
-----------------------------------
       Farrokh K. Kavarana

 /s/ Denis M. O'Donnell                    Director                                   March 24, 1997
-----------------------------------
       Denis M. O'Donnell

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 25, present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP


Orlando, Florida
March 20, 1997

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                                          December 31,       December 31,
                                                              1996               1995
                                                        --------------       -------------

Current assets:

     Accounts receivable, less allowance for
       doubtful accounts of $54 and $58 in 1996
       and 1995, respectively                           $        3,425       $       2,776

     Inventories                                                11,017               8,477

     Prepaid expenses and other current assets                     234                 397

     Note receivable - related party                             1,156                  --

     Deferred tax asset                                          1,142                  --

     Asset held for sale                                            --               1,075
                                                        --------------       -------------

         Total current assets                                   16,974              12,725

Property, buildings and equipment, net                          27,677              27,458

Intangible assets, net                                           5,525               5,703

Deferred debt costs, net                                            76                 212

Notes receivable - related party                                 6,759               1,156

Deferred tax asset - noncurrent                                  1,739                  --

Other                                                              728                 445
                                                        --------------       -------------

     Total assets                                       $       59,478       $      47,699
                                                        ==============       =============





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,       December 31,
                                                             1996               1995
                                                        --------------      -------------
Current liabilities:
     Accounts payable                                   $        3,266      $       4,269
     Accrued expenses                                            4,649              4,396
     Capital lease obligations - current                           142                137
     Current portion of long-term debt                             268              1,485
                                                        --------------      -------------

         Total current liabilities                               8,325             10,287

Capital lease obligations - non current                          1,588              1,732
Long-term debt, net of discount                                 18,706             11,570
Other non current liabilities                                    1,946              1,396
                                                        --------------      -------------

     Total liabilities                                          30,565             24,985
                                                        --------------      -------------

Commitments and contingencies (Note 8)                              --                 --
                                                        --------------      -------------

Stockholders' equity:
   Preferred Stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                 --                 --
   Common Stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,660,869
       at December 31, 1996 and 4,792,353
       at December 31, 1995                                          5                  5
   Additional paid-in-capital                                  228,520            229,666
   Accumulated deficit                                        (199,512)          (206,895)
   Cumulative foreign currency translation adjustment             (100)               (62)
                                                        --------------      -------------

         Total stockholders' equity                             28,913             22,714
                                                        --------------      -------------

     Total liabilities and stockholders' equity         $       59,478      $      47,699
                                                        ==============      =============





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)



                                                                Year Ended December 31,
                                              -------------------------------------------------------
                                                   1996                  1995                1994
                                              --------------        -------------       -------------

Net sales                                     $       82,743        $      74,674       $      62,423

Costs and expenses:
     Cost of sales                                    66,603               58,347              47,440
     Selling, general and administrative               7,362                7,484               6,630
     Depreciation and amortization                     2,775                2,206               1,794
                                              --------------        -------------       -------------

Operating income                                       6,003                6,637               6,559

Other income (expense):
     Interest income                                     111                  125                   8
     Interest expense                                 (1,495)              (1,767)            (1,426)
     Other income (expense)                              432                   65                 (41)
                                              --------------        -------------       -------------

Income before income taxes                             5,051                5,060               5,100

Benefit (provision) for income taxes                   2,332                 (514)               (366)
                                              --------------        -------------       -------------

Net income                                    $        7,383        $       4,546       $       4,734
                                              ==============        =============       =============


Net income per common share                   $         1.51        $        0.89       $        0.79
                                              ==============        =============       =============


Weighted average number of common
  and common equivalent shares                         4,902                5,093               6,014
                                              ==============        =============       =============












The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   Cumulative

                                                                                                      Foreign
                                                                 Additional          Accum-           Currency
                                                 Common           Paid-In-           ulated          Translation
                                                  Stock            Capital           Deficit         Adjustment
                                               -----------     -------------      -------------      -----------

Balance at December 31, 1993                   $         5     $     234,331      $    (216,175)     $       (35)

Foreign currency translation
     adjustment                                         --                --                 --              (21)
Purchase and retirement of 354,963
     shares of Common Stock and
     warrants to purchase 761,638
     shares of Common Stock                             --            (3,499)                --               --
Exercise of Common Stock options
     to purchase 18,400 shares of
     Common Stock                                       --                58                 --               --
Net income                                              --                --              4,734               --
                                               -----------     -------------      -------------      -----------

Balance at December 31, 1994                             5           230,890           (211,441)             (56)

Foreign currency translation
     adjustment                                         --                --                 --               (6)
Purchase and retirement of 240,000
     shares of Common Stock                             --            (1,224)                --               --
Net income                                              --                --              4,546               --
                                               -----------     -------------      -------------      -----------

Balance at December 31, 1995                             5           229,666           (206,895)             (62)

Foreign currency translation
     adjustment                                         --                --                 --              (38)
Purchase and retirement of 131,500
     shares of Common Stock and
     warrants to purchase preferred
     stock convertible into 241,862
     shares of Common Stock                             --            (1,146)                --               --
Net income                                              --                --              7,383               --
                                               -----------     -------------      -------------      -----------

Balance at December 31, 1996                   $         5     $     228,520      $    (199,512)     $      (100)
                                               ===========     =============      =============      ===========





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                              Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1996             1995              1994
                                                                  -----------       -----------      -----------
Cash flows provided by operating activities:
Net income                                                        $     7,383       $     4,546      $     4,734
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                      2,775             2,206            1,794
     Amortization of deferred debt costs                                  166               213              126
     Amortization of debt discount                                         12                19               90
     Loss on disposal of equipment                                        292                54                7
     Other                                                                (38)               (6)             (21)

(Increase) decrease in assets:
     Accounts receivable                                                 (649)             (498)             301
     Inventories                                                       (2,540)           (2,269)            (794)
     Prepaid expenses and other current assets                            163              (192)             207
     Deferred tax asset                                                (2,881)               --               --
     Other                                                               (283)             (242)              (9)
(Decrease) increase in liabilities:
     Accounts payable                                                  (1,003)              253              305
     Accrued expenses                                                     253               394              281
     Other current liabilities                                             --                --             (450)
     Other non current liabilities                                        550               600              300
                                                                  -----------       -----------      -----------
     Net cash provided by operating activities                          4,200             5,078            6,871
                                                                  -----------       -----------      -----------

Cash flows used in investing activities:

     Proceeds from sale of Abdow's Restaurant                           1,075                --               --
     Acquisition of asset held for sale                                    --            (1,075)              --
     Acquisition of Abdow's Restaurants                                    --            (2,575)              --
     Purchase of property, building and equipment                      (3,108)           (2,357)          (2,363)
     Notes receivable - related party                                  (6,759)               --           (1,156)
                                                                  -----------       -----------      -----------
     Net cash used in investing activities                             (8,792)           (6,007)          (3,519)
                                                                  -----------       -----------      -----------







The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)

                                                                              Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1996             1995              1994
                                                                  -----------       -----------      -----------

Cash flows provided by (used in) financing activities:
     Net borrowings on line of credit                                   7,112             2,429            3,446
     Payments of long-term senior subordinated debt                    (1,199)              (83)          (3,221)
     Payments of long-term debt                                            (6)              (12)              --
     Purchase of Common Stock and warrants to
       purchase Common Stock                                           (1,146)           (1,224)          (3,499)
     Proceeds from exercise of Common Stock
       options                                                             --                --               58
     Payment of deferred bank fee                                         (30)             (125)            (109)
     Principal payments on capital lease obligations                     (139)              (56)             (27)
                                                                  -----------       -----------      -----------
     Net cash provided by (used in) financing activities                4,592               929           (3,352)
                                                                  -----------       -----------      -----------

Decrease in cash and cash equivalents                                      --                --               --

Cash and cash equivalents, beginning of period                             --                --               --
                                                                  -----------       -----------      -----------

Cash and cash equivalents, end of period                          $        --       $        --      $        --
                                                                  ===========       ===========      ===========


Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
       Interest                                                   $     1,411       $     1,544      $     1,324
       Taxes                                                              747               563              455











The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1.   The Company

General. Prior to 1990, ELXSI Corporation (together with its subsidiaries, the "Company") operated principally through its wholly-owned California subsidiary, ELXSI. During that period, the principal business of ELXSI was the design, manufacture, sale and support of minisupercomputers. In July 1989, the Company announced a major restructuring of its computer operations. In September 1989, the Company discontinued all computer operations.

In September 1989 and January 1990, the Company entered into agreements with, and between, The Airlie Group L.P. ("Airlie"), BankAmerica Capital Corporation ("BACC") (formerly named Continental Illinois Equity Corporation), and Milley & Company ("M&C") (hereinafter referred to collectively as the "Buyers"); whereby the Buyers acquired 960,000 shares of the Company's Common Stock for $3,000,000 in cash. In addition, the Buyers loaned the Company $2,000,000 (see Note 6). Subsequent to these transactions, the Company announced its intention of pursuing an active program of identifying, acquiring and managing middle market companies.

On July 1, 1991, ELXSI acquired thirty Bickford's Restaurants and twelve Howard Johnson's Restaurants from Marriott Family Restaurants, Inc. These Restaurants are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

Between 1992 and 1995, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened seven new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), and converted two of the Abdow's into Bickford's Restaurants. During 1996, ELXSI sold one Abdow's, closed one Abdow's, converted seven Abdow's into Bickford's and opened one new Bickford's Restaurant. At December 31, 1996, ELXSI operated 52 Bickford's Restaurants, five Abdow's and one Howard Johnson's Restaurant, (the "Restaurants" or "Restaurant Division").

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to as "Cues".

Cues is engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

NOTE 2.   Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of ELXSI Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal year consists of four

13-week quarters (one 52-week period) ending on the last Saturday in December; this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year. This was the case for the fourth quarter of 1994.

Cash and Cash Equivalents. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. Accordingly, the Company generally maintains no cash or cash equivalents.

Fair Value of Financial Instruments. The carrying amount of accounts and note receivable, asset held for sale, accounts payable, accrued expenses and long-term debt approximates fair value because of the short maturity of those instruments and the variable nature of the interest rates associated with the debt.

Inventories. Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

Property, Buildings and Equipment. Property, buildings and equipment, including buildings under capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method. Buildings held pursuant to capital leases are amortized over the shorter of the term of the respective lease (including extension options) or the estimated useful life. The estimated lives used are:

         Buildings and improvements                     30    years
         Equipment, furniture and fixtures               7    years

Depreciation and amortization expense for 1996, 1995 and 1994 was $2,597,000, $2,018,000 and $1,614,000, respectively.

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), was adopted by the Financial Accounting Standards Board ("FASB") in March 1995 and has been implemented by the Company in 1996. However, since the Company's previous accounting policy was consistent with the provisions of SFAS 121, there was no impact as a result of adopting the new standard.

Intangible Assets. The excess of cost over fair value of net assets acquired is amortized over 35 years using the straight-line method. Amortization expense for 1996, 1995 and 1994 was $150,000, $153,000 and $151,000, respectively.
Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks  are  amortized  over  35  years  using  the  straight-line   method.
Amortization  expense for 1996, 1995 and 1994 was $28,000,  $35,000 and $29,000,
respectively.

Deferred Debt Costs. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 1996 and 1995, $76,000 and $212,000, respectively, remained to be amortized over future periods. Amortization expense in 1996, 1995 and 1994 was $166,000, $213,000 and $126,000, respectively.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk. The Company's Cues division designs, manufactures and markets a line of video inspection and repair equipment used by governmental municipalities, service contractors and industrial users for underground sewer lines. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable and notes receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

During 1996, ELXSI entered into an agreement pursuant to which it extended a revolving line of credit in the amount of $9,650,000 at 15% annual interest to subsidiaries of Azimuth Corporation, a related party (see NOTE 6). As of December 31, 1996, the aggregate outstanding balance on the underlying revolving notes was $6,650,000. The revolving notes are collateralized by substantially all of the assets of Azimuth Corporation and its Subsidiaries, including accounts receivable and inventories. The Company does not believe there exists a substantial credit risk related to this transaction.

The Company does not rely on any one vendor or supplier for its raw materials within each of its operating divisions, and management believes that other suppliers could provide for the Company's needs on comparable terms.

Foreign Currency Translation. The assets and liabilities of the Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

Income Taxes. The Company has adopted Statement of Financial Accounting Standards Number 109 "Accounting For Income Taxes" ("SFAS 109"). This Statement provides for accounting for taxes under an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income, in determining the likelihood of realizing deferred tax assets (see NOTE 5).

Advertising. Advertising costs, included in selling, general and administrative expense, are expensed as incurred and totalled $975,000, $862,000 and $753,000 in 1996, 1995 and 1994, respectively.

Reclassification. The Company has recorded certain reclassifications in prior years to be consistent with the current years presentation.

Accounting for Stock-Based Compensation. In October 1995, the FASB adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which governs the accounting for stock-based compensation plans, including employee stock options. The statement allows companies the choice of adopting a new fair value based method of accounting for such plans that included expensing related compensation cost in the income statement, or continuing to apply the method specified under preexisting guidelines under which generally no compensation expense is recorded. If companies elect to follow preexisting guidelines, the new statement requires that the notes to the financial statements include pro forma information on net income and earnings per share as if the fair value based method were being used. The Company has elected to continue to measure compensation expense under the preexisting guidelines. Pro forma information relating to stock-based compensation is presented in Note 11.

Net Income Per Common Share. Net income per common share is computed using the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the respective periods.

NOTE 3.   Acquisitions

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation of Springfield, MA, for approximately $3,800,000 (including expenses of approximately $300,000). The acquisition was financed by an increase in
ELXSI's existing line of credit with the Bank of America Illinois. The transaction involved the leasing of the 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. ELXSI converted nine of the Abdow's locations into Bickford's Restaurants during 1995 and 1996. Shortly after the acquisition, ELXSI negotiated the sale of the Vernon, Connecticut Abdow's Restaurant for a net sales price of approximately $1,225,000, which approximated the fair market value of the Restaurant on the date of its acquisition by ELXSI. The balance of the receivable from the sale is reflected as an asset held for sale at December 31, 1995. The balance of the purchase price of $2,575,000 was allocated to the equipment, leasehold improvements and leasehold interests of the remaining 15 Abdow's restaurants. The sale of the Vernon Connecticut, Abdow's Restaurant was consummated on February 1, 1996. During 1996, ELXSI closed one under-performing Abdow's Restaurant.

NOTE 4.   Composition of Certain Financial Statement Components

                                                                     Year Ended December 31,
                                                              ----------------------------------
                                                                   1996                1995
                                                              -------------        -------------
    Inventories:
     Raw materials and finished goods                         $   7,734,000        $   5,715,000
     Work in process                                              3,283,000            2,762,000
                                                              -------------        -------------
                                                              $  11,017,000        $   8,477,000
                                                              =============        =============

Property, buildings and equipment:
       Land                                                   $   7,298,000        $   7,298,000
       Buildings and improvements                                14,817,000           14,696,000
       Buildings held pursuant to capital leases                  1,671,000            1,671,000
       Equipment, furniture and fixtures                         12,544,000           10,080,000
                                                              -------------        -------------
                                                                 36,330,000           33,745,000
       Accumulated depreciation and amortization                 (8,653,000)          (6,287,000)
                                                              -------------        -------------
                                                              $  27,677,000        $  27,458,000
                                                              =============        =============

   Intangible assets:
       Excess of cost over fair value of
         net assets acquired                                  $   5,249,000        $   5,249,000
       Trademarks                                                 1,030,000            1,030,000
       Liquor licenses                                               85,000               85,000
                                                              -------------        -------------
                                                                  6,364,000            6,364,000
       Accumulated amortization                                    (839,000)            (661,000)
                                                              -------------        -------------
                                                              $   5,525,000        $   5,703,000
                                                              =============        =============

The excess of cost over fair value of net assets acquired, trademarks and liquor licenses represent the value assigned to these intangible assets upon the acquisition of the Restaurants and Cues by ELXSI.

                                                                    Year Ended December 31,
                                                              ---------------------------------
                                                                  1996                1995
                                                              ------------        -------------
   Accrued expenses:
       Accrued salaries, benefits and vacation                $  1,513,000        $   1,452,000
       Other taxes                                                 587,000              678,000
       Accrued insurance                                           461,000              304,000
       Accrued professional fees                                   301,000              146,000
       Accrued utilities                                           293,000              306,000
       Accrued rents                                               214,000              233,000
       Warranty accrual                                            180,000              180,000
       Other reserves                                              175,000              355,000
       Accrued royalty                                             128,000               72,000
       Accrued management fees - related party                     119,000               18,000
       State and federal income taxes                               54,000                6,000
       Accrued interest and bank fees                               31,000              126,000
       Accrued acquisition costs                                    26,000               56,000
       Other accrued expenses                                      567,000              464,000
                                                              ------------        -------------
                                                              $  4,649,000        $   4,396,000
                                                              ============        =============

NOTE 5.   Income Taxes

Pre-tax income for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                1996                1995               1994
                           -------------       -------------      -------------
         Domestic          $   5,000,000       $   4,941,000      $   4,911,000
         Foreign                  51,000             119,000            189,000
                           -------------       -------------      -------------
           Total           $   5,051,000       $   5,060,000      $   5,100,000
                           =============       =============      =============

Income tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                           Year Ended December 31,
                               ---------------------------------------------
                                    1996            1995           1994
                               -------------   -------------   -------------
         Current:
           Federal             $    (105,000)  $    (118,000)  $     (88,000)
           State and local          (444,000)       (396,000)       (278,000)
                               -------------   -------------   -------------
                                    (549,000)       (514,000)       (366,000)
                               -------------   -------------   -------------
         Deferred:
           Federal                 2,881,000              --              --
           State and local                --              --              --
                               -------------   -------------   -------------
                                   2,881,000              --              --
                               -------------   -------------   -------------
         Total                 $   2,332,000   $    (514,000)  $    (366,000)
                               =============   =============   =============


Deferred tax (liabilities) assets are comprised of the following at December 31, 1996 and 1995:

                                                             1996            1995
                                                        -------------    ------------
         Accrued expenses and other                     $  (1,245,000)   $ (1,422,000)
                                                        -------------    ------------
         Gross deferred tax liabilities                    (1,245,000)     (1,422,000)
                                                        -------------    ------------

         Syndication costs                                         --       1,662,000
         Acquisition costs                                         --         421,000
         Accrued expenses and other                           814,000       1,380,000
         Loss carryforwards                                73,440,000      75,217,000
         Credit carryforwards                               6,851,000       6,730,000
                                                        -------------    ------------
           Gross deferred tax assets                       81,105,000      85,410,000
                                                        -------------    ------------

           Deferred tax asset valuation allowance         (76,979,000)    (83,988,000)
                                                        -------------    ------------
           Net deferred taxes                           $   2,881,000    $         --
                                                        =============    ============


At December 31, 1996 and 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $216 million and $221 million, respectively. The decrease in the net deferred tax asset primarily resulted from the use of net operating loss carryforwards to offset 1996 estimated federal taxable income. The net operating loss carryforwards begin to expire in 1998 and fully expire in 2005. The Company also has investment tax credit carryforwards of approximately $3.2 million, research and development tax credit carryforwards of approximately $3.3 million and minimum tax credit carryforwards of approximately $230,000.

The investment tax credit and research and development tax credit carryforwards expire between 1997 and 2003,and the minimum tax credit carryforwards have an unlimited carryforward period.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined by Section 382 of the Internal Revenue Code ("IRC"), and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with sections 382 and 383 of the IRC. In the event that a change in ownership does not take place, the Company may be able to recognize the benefit of additional loss carryforwards. At the end of 1996 and 1995, the Company believed that it would have a change of ownership of 50% or more.

At December 31, 1995, the Company maintained a 100% valuation allowance to account for the potential limitations imposed by IRC 382 and 383, as well as to give effect to uncertainties surrounding the future success of restaurant acquisitions and manufacturing consolidations undertaken during the year.

During 1996, a portion of the valuation allowance was released based upon the success of restaurant conversions and manufacturing consolidations which had begun in 1995. Accordingly, the Company recognized a $2,881,000 net deferred tax asset. The net deferred tax assets represents the amount of net operating loss and credit carryforwards, which management believes are more likely than not to be realized in the future.

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                    Year Ended December 31,
                                                            -----------------------------------
                                                              1996           1995         1994
                                                            --------       -------       ------

     Federal income tax rate                                    34.0%         34.0%        34.0%
     State income taxes, net of federal benefit                  8.6           7.7          5.3
     Changes in valuation allowance for federal
         deferred tax assets                                   (57.1)           --           --
     Other                                                       0.3           0.5         (0.1)
     Recognition of net operating loss carryforward            (32.0)        (32.0)       (32.0)
                                                            --------       -------       ------
           Effective income tax rate                           (46.2)%        10.2%         7.2%
                                                            ========       =======       ======

NOTE 6.   Long-Term Debt and Related Party Transactions

On September 25, 1989, the Company consummated a Stock and Note Purchase Agreement ("Agreement") with Airlie and M&C, whereby Airlie and M&C loaned the Company $1,750,000 and $250,000, respectively, for 15% senior subordinated ten-year notes, and warrants to purchase 1,053,500 and 150,500 shares, respectively, of the Company's Common Stock. The Company recorded as paid-in-capital (relating to the warrants) a discount of $301,000 to reflect a valuation of $0.25 per warrant, which was determined by the Company to represent the estimated fair market value of the warrants at the inception of the Agreement. These warrants originally had an exercise price of $3.125 per share, were immediately exercisable, and originally expired on

September 30, 1996. The notes bore interest at 15% payable quarterly, commencing on November 15, 1989. Principal was to be repaid in five annual $400,000 installments commencing on September 25, 1995. In addition, Airlie purchased 960,000 shares of the Company's Common Stock for $3,000,000 in cash and granted to ELX Limited Partnership ("ELX"), of which the President of the Company is the sole general partner and other officers of the Company are limited partners, a currently exercisable seven-year option to purchase up to 480,000 of the 960,000 shares of the Common Stock, at an exercise price of $3.125 per share.

In January 1990, BACC purchased from Airlie 220,400 shares of the Company's Common Stock as well as $402,000 of the 15% senior subordinated ten-year notes. In addition, the Company and Airlie modified the warrants, described above, for the purchase of 1,053,500 shares of the Common Stock of the Company, in that such warrants were exchanged for two warrants, one exercisable for 811,638 shares of Common Stock and the second exercisable for 604,156 shares of the Company's Series A Non-Voting Convertible Preferred Stock, convertible, under certain specified conditions, into 241,862 shares of the Common Stock. The Series A Non-Voting Convertible Preferred Stock, which was never issued, was to carry a liquidation preference of $0.002 per share and have no voting rights, but otherwise were to have substantially the same rights as the Common Stock. Following the issuance of the two warrants, the warrant for Series A Non-Voting Convertible Preferred Stock was sold by Airlie to BACC. In addition, the option to purchase up to 480,000 shares previously granted by Airlie to ELX was amended to be exercisable for 369,800 shares of Common Stock, and an option to purchase 110,200 shares of Common Stock at a price of $3.125 per share was granted by BACC to ELX.

On June 27, 1991, in connection with the Bickford's Restaurants purchase, Airlie, BACC and M&C purchased an additional, $1,685,000, $502,000 and $313,000, respectively, of the Company's senior subordinated notes. These notes bore interest at 14.5% and were payable in five annual installments of $500,000 commencing on June 27, 1997.

On November 15, 1993, Airlie sold $500,000 of its 14.5% senior subordinated notes. In connection with the sale, Milley Management Incorporated ("MMI"), a management consulting firm, of which the President of the Company is the President and majority stockholder, acquired 50,000 of the outstanding warrants previously issued by the Company to Airlie. In addition, Cadmus Corporation ("Cadmus"), whose President and principal owner is Alexander M. Milley, purchased $125,000 of the senior subordinated notes from Airlie. The remaining $375,000 was purchased by three unrelated third parties.

On May 19, 1994, the Company purchased all of the 15.0% and 14.5% senior subordinated notes held by MMI at their face value of approximately $250,000 and $313,000, respectively. MMI waived all applicable prepayment penalties.

On December 8, 1994, the Company purchased all of the 15.0% and 14.5% senior subordinated notes then held by Airlie at their face value of approximately $1,348,000 and $1,185,000, respectively. Airlie waived all applicable prepayment penalties and the Company agreed to cancel the remaining debt commitment due from Airlie under the Agreement. In addition to the senior subordinated notes, the Company purchased from Airlie 354,963 shares of the Company's Common Stock at $5.25 per share and Airlie's remaining 761,638 warrants to purchase the Company's common stock for $2.125 per share.

In conjunction with the above transaction, the Company loaned ELX approximately $1,156,000, the proceeds of which ELX used to exercise its option to purchase the 369,800 shares of Common Stock held by Airlie under the existing option granted to ELX at $3.125 per share. The note bears interest at 1/2% above the Company's senior debt borrowing rate (see NOTE 7). Principal and interest are due on December 8, 1997.

On December 8, 1994, Cadmus purchased 50,000 shares of the Company Common Stock held by Airlie for $5.25 per share. The above transactions occurring on December 8, 1994 represented a complete divestiture of the Company's securities held by Airlie. The source of the Company's funds was ELXSI's bank line of credit.

On December 30, 1996, the Company purchased all of the 15% and 14.5% senior subordinated notes held by BACC at their face value of approximately $241,000 and $502,000, respectively. BACC waived all applicable prepayment penalties. In addition to the senior subordinated notes, the Company purchased and retired BACC's warrants to purchase the Company's Series A Non-Voting Convertible Preferred Stock warrant, convertible into 241,862 shares of the Common Stock for $478,000.

On December 30, 1996, the Company loaned ELX approximately $909,000, the proceeds of which were used to exercise its option to purchase 110,200 shares held by BACC under the existing option and to purchase the other 110,200 shares of Common Stock held by BACC for $5.125 per share. The note bears interest at 1/2% above the Company's senior debt borrowing rate (see NOTE 7). Principal and interest are due on December 30, 1999. The above transactions occurring on December 30, 1996 represented a complete divestiture of the Company's securities held by BACC. The source of the funds was ELXSI's then existing line of credit.

Transactions with Cadmus Corporation. In connection with the Agreement described above, ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with M&C, which has most recently been assigned to Cadmus. The management agreement was extended in 1992 for a minimum of three additional years and thereafter unless terminated by a majority vote of the Board of Directors of either party. Certain of the Company's officers and directors are affiliated with Cadmus. The management agreement provides for Cadmus to receive, for management services rendered, compensation of $500,000 per year that commenced upon the Company having first achieved operating income (as defined) of $1,250,000 for a fiscal quarter, plus reimbursement for reasonable expenses. The fees may be discontinued following a year in which operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 1996, 1995 and 1994, the Company was charged management fees of $500,000 each year. Cadmus also provides the Company with certain general and administrative services. During 1996, 1995 and 1994, the Company was charged $36,000, $36,000 and $41,000, respectively, for such items. At December 31, 1996 and 1995, accrued expenses include $119,000 and $18,000, respectively, due to Cadmus under such management agreement.

Transactions with Azimuth Corporation and Subsidiaries. On December 30, 1996, ELXSI entered into a Recapitalization Agreement with Azimuth Corporation and its three wholly-owned subsidiaries: Contempo Design, Inc., Contempo Design West, Inc., and Delaware Electro Industries, Inc. (collectively referred to as the "Azimuth Subsidiaries"), of which certain of the officers, directors and Azimuth
stockholders   are   officers  and   directors   of  the   Company.   Under
the Recapitalization Agreement, ELXSI purchased from BAI three Azimuth Subsidiary revolving notes (the "Azimuth Subsidiary Notes") which were scheduled to mature on December 31, 1996. The Notes had a combined face value of $6,650,000 and were purchased by ELXSI at an $800,000 discount. Under the Recapitalization Agreement, ELXSI received all contract rights and obligations held by BAI in relation to the Azimuth Subsidiary Notes and, as a result, became the provider of a working capital line of credit for the Azimuth Subsidiaries, which ELXSI agreed to increase to $9,650,000 and extended through June 30, 1998. The line of credit is collateralized by substantially all of the assets of Azimuth Corporation.

As of December 30, 1996, the balance due to ELXSI from the Azimuth Subsidiaries was $6,650,000. Loan balances outstanding from the Azimuth Subsidiaries bear interest at 15% per annum, payable in arrears on the 1st and 16th of each month, and mature on June 30, 1998. The $800,000 discount recorded upon purchase of the Azimuth Subsidiary Notes from BAI has been recorded as a direct reduction to the face amount of the Azimuth Subsidiary Notes in the accompanying financial statements. In addition, ELXSI recorded a $225,000 closing fee receivable due from the Azimuth Subsidiaries under the Recapitalization Agreement, and accrued certain legal and bank fees payable. ELXSI recorded the net fees in accounts receivable within the accompanying consolidated financial statements. The Company will amortize this discount and the net closing fees over the life of the Azimuth Subsidiary Notes utilizing the effective interest method of amortization.

NOTE 7.   Long-Term Debt

Long-term debt consists of the following:

                                                                                 December 31,
                                                                         ---------------------------
                                                                             1996            1995
                                                                         -----------     -----------
     1.  ELXSI
         Bank Line of Credit with BAI, $11,790,000 available, interest due monthly at prime (8.25% at December 31, 1996) or 2% above
         London Eurodollar rate (7.68% at December 31, 1996), maturing on June 30,  1998.  The line of credit  provides  for minimum reductions in available  credit of $2,250,000  annually.  The line is secured by assets of ELXSI,  including  real  estate, and the outstanding  stock of ELXSI.  The agreement  provides for commitment fees of 0.3% on the unused portion of the line of credit. In addition,  the agreement  restricts the payment of cash  dividends by ELXSI to an amount not to exceed 50% of
         the excess cash flow (as defined).                                9,784,000      11,709,000

     2.  ELXSI

         Supplemental  Bank  Line  of  Credit  with  BAI,   $5,100,000
         available,  interest  due monthly at prime (8.25% at December
         31,  1996) or 2%  above  London  Eurodollar  rate  (7.68%  at
         December 31,  1996),  maturing on June 30, 1998.  The line is utilized to repurchase  securities of the Company,


         including stock,  warrants and notes and is secured by assets of ELXSI, including real estate, and the outstanding stock of
         ELXSI. The agreement  provides for commitment fees of 0.3% on
         the unused portion of the line of credit.                         3,187,000              --

     3.  ELXSI

         Additional   Bank  Line  of  Credit   with  BAI,   $8,850,000
         available,  interest  due monthly at prime (8.25% at December
         31,  1996) or 2%  above  London  Eurodollar  rate  (7.68%  at
         December 31, 1996),  maturing on June 30, 1998.  The line was utilized  to  purchase  the  notes  payable  by  the  Azimuth
         Subsidiaries  and can be used to fund  their  future  working capital  requirements  of  Azimuth  (see NOTE 6). The line is secured by assets of ELXSI,  including  real estate,  and the outstanding  stock  of  ELXSI.  The  agreement  provides  for commitment  fees of 0.3% on the unused portion of the line of
         credit.                                                           5,850,000              --

     4.  ELXSI Corporation
         Unsecured senior  subordinated  note payable with interest at
         15% payable  quarterly  in arrears,  commencing  November 15,
         1989.                                                                    --         310,000

     5.  ELXSI Corporation
         Unsecured senior  subordinated notes payable with interest at
         14.5%  payable  quarterly in arrears,  commencing  August 15,
         1991.                                                                    --         877,000

     6.  Cues
         Mortgage  payable at 8.25% on the land and building  owned by
         Cues B.V.                                                           122,000         141,000

       Other                                                             $    31,000     $    18,000
                                                                          18,974,000      13,055,000
       Less current portion                                                 (268,000)     (1,485,000)
                                                                         -----------     -----------
       Long-Term Debt                                                    $18,706,000     $11,570,000
                                                                         ===========     ===========

The above bank debt agreements with BAI contain, among other provisions, financial covenants related to the maintenance of ELXSI's minimum net worth, restrictions on its capital expenditures and compliance with certain ratios including liabilities to net worth, interest coverage and funded debt to earnings before interest, taxes, depreciation and amortization.

Aggregate maturities of long-term debt for the five years ending December 31, 2000 and thereafter are as follows:

               1997                          $     268,000
               1998                             18,601,000
               1999                                 24,000
               2000                                 10,000
               2001                                 10,000
               Thereafter                           61,000
                                             -------------
                                             $  18,974,000
                                             =============

NOTE 8.   Commitments and Contingencies

ELXSI conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at 46 of its 58 restaurants under terms of lease agreements expiring on various dates (including extension options) through 2032. The majority of the leases require that ELXSI pay taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options and in most cases, management expects that in the normal course of business, lease agreements will be renewed or replaced by other leases.

Cues has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for the five years ending December 31, 2001 and thereafter:

                                                                     Capital Leases   Operating Leases
                                                                     --------------   ----------------
     1997                                                              $   276,000      $  2,722,000
     1998                                                                  270,000         2,492,000
     1999                                                                  175,000         2,441,000
     2000                                                                  175,000         2,422,000
     2001                                                                  175,000         2,301,000
     Thereafter                                                          2,543,000        16,957,000
                                                                       -----------      ------------
     Total minimum lease payments                                        3,614,000      $ 29,335,000
                                                                                        ============
     Less - Amount representing interest                                (1,884,000)
                                                                       -----------
     Present value of net minimum capital lease payments                 1,730,000
     Less - current portion                                               (142,000)
                                                                       -----------
     Noncurrent capital lease obligation                               $ 1,588,000
                                                                       ===========

Rent expense charged to operations amounted to $2,852,000, $2,235,000 and $1,701,000 during 1996, 1995, and 1994, respectively.

At December 31, 1996 and 1995, ELXSI had outstanding letters of credit totalling $0 and $500,000, respectively.

Cues has arrangements with truck dealers to deliver truck bodies which are used in the manufacture of certain Cues products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 1996, 1995 and 1994 was $61,000, $56,000 and $57,000, respectively. At December 31,
1996 and 1995, truck bodies held by the dealers under these arrangements were valued at $643,000 and $688,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9.   Thrift and Profit Sharing Plan

In 1986, Cues established a contributory trusteed thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1, of each year. Participants have the option of making after-tax or deferred cash contributions, not to exceed 6% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution. The participants may make additional voluntary contributions to the plan which are not supplemented by employer contributions. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1996, 1995 and 1994 was $44,000, $48,000 and $40,000,
respectively.

During 1995, the Restaurant Division established a non-contributory trusteed thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

NOTE 10.   Common Stock

Activity in common stock shares for the years ended December 31, 1996, 1995 and 1994 was as follows:


                                             1996         1995         1994
                                         -----------   ----------   ----------
Common Stock Issued:
     Balance at beginning of year          4,792,353    5,032,333    5,368,870
     Issuance of fractional shares                16           20           26
     Options exercised                            --           --       18,400
     Shares repurchased and cancelled       (131,500)    (240,000)    (354,963)
                                         -----------   ----------   ----------
     Balance at end of year                4,660,869    4,792,353    5,032,333
                                         ===========   ==========   ==========

NOTE 11.   Common Stock Options and Warrants

Common Stock Options. At December 31, 1996 and 1995, the Company had a total of 769,587 and 644,587 common shares reserved for issuance under its stock option plans, respectively. Options under the Company's plans are granted at prices determined by the Board of Directors, which are generally not less than the fair market value in the case of incentive stock options (or 75% of face market value in the case of non-qualified options) of the Common Stock on the date of grant. Options generally vest and become exercisable six months after the date of the grant and expire ten years after the date of the grant.

During 1996, stockholders approved the 1996 Incentive Stock Option Plan (the "1996 Plan"), under which up to 125,000 shares may be issued. Under the 1996 Plan presently outstanding options to purchase 103,450 shares were granted at an exercise price of $6.50 per share. The options became exercisable on November 23, 1996.

During 1995, stockholders approved the 1995 Incentive Stock Option Plan (the "1995 Plan"), under which up to 125,000 shares may be issued. Under the 1995 Plan presently outstanding options to purchase 103,300 shares were granted at an exercise price of $5.75 per share. These options became exercisable on November 19, 1995.

During 1993, stockholders approved the 1993 Incentive Stock Option Plan (the "1993 Plan"), under which up to 300,000 shares may be issued. Under the 1993 Plan presently outstanding options to purchase 243,810 shares were granted at exercise prices between $5.00 and $6.50 per share. These options became exercisable beginning on March 8, 1994.
                                                                    Weighted-
                                                       Number        Average
                                                     of Shares     Option Price
                                                     ---------     ------------

     Outstanding at December 31, 1993                  220,600          5.13

     Granted during 1994                               115,000          5.75
     Exercised during 1994                             (18,400)         3.13
     Cancelled during 1994                                  --
     Outstanding at December 31, 1994                  317,200          5.47
     Exercisable at December 31, 1994                  282,050          5.41
     Available for grant at December 31, 1994          202,987

     Granted during 1995                               124,800          5.69
     Exercised during 1995                                (600)         3.13
     Canceled during 1995                               (4,190)         5.56
     Outstanding at December 31, 1995                  437,210          5.53
     Exercisable at December 31, 1995                  374,478          5.46
     Available for grant at December 31, 1995          207,377

     Granted during 1996                               130,450          6.21
     Exercised during 1996                                  --
     Canceled during 1996                              (15,900)         5.40
     Outstanding at December 31, 1996                  551,760          5.70
     Exercisable at December 31, 1996                  480,305          5.68
     Available for grant at December 31, 1996          217,827

The following table summarizes the stock options outstanding and exercisable at December 31, 1996:


                                   Outstanding                       Exercisable
                     --------------------------------------    ----------------------
                                    Weighted-
                                     Average      Weighted-                  Weighted
                                    Remaining      Average                    Average
     Range of        Number of     Contractual    Exercise     Number of     Exercise
  Exercise Prices     Options         Life          Price       Options        Price
  ---------------    ---------     -----------    --------     ---------     --------

    5.00 - 6.50       550,560           8            5.65       479,705         5.65
       26.50            1,200           3           26.50           600        26.50

The Company has adopted the disclosure-only provisions of SFAS 123. During 1996, 1995 and 1994, no compensation expense has been recognized for the stock option plans. Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1996, 1995 and 1994 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                                  1996        1995        1994
                                                 ------      ------      ------
Net income - as reported (000's)                  7,383       4,546       4,734
Net income - pro forma (000's)                    7,148       4,300       4,397
Earnings per share - as reported                   1.51        0.89        0.79
Earnings per share - pro forma                     1.46        0.84        0.73

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: No dividend yield; expected volatility of 10%; risk free interest rate 6.26%; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 1996, 1995 and 1994 are as follows:

                                                                          Weighted     Weighted
                                                                           Average      Average
                                                             Number       Exercise       Fair
                                                           of Options      Prices       Values
                                                           ------------------------------------
Fiscal 1996:
Exercise price = market price at date of grant              130,450         6.21         2.24

Fiscal 1995:
Exercise price = market price at date of grant              104,800         5.75         2.07
Exercise price > market price at date of grant               20,000         5.38         1.81
                                                            -------
                                                            124,800

Fiscal 1994:
Exercise price = market price at date of grant              115,000         5.75         2.06

Warrants. At December 31, 1996 and 1995, the Company had a total of 269,262 and 511,124 common shares reserved for issuance pursuant to warrants as follows:

In connection with the acquisition of Cues, the Company issued a Series C warrant to purchase 68,762 shares of the Company's Common Stock. This warrant remained unexercised at December 31, 1996, and originally had an exercise price and expiration date of $4.36 per share and January 31, 1997, respectively. During 1997, this warrant's expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share.

In connection with the Stock and Note Purchase Agreement (see NOTE 6), the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these Series A Warrants from Airlie for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of the Series B warrants for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. The remaining 200,500 Series A Warrants remain unexercised at December 31, 1996, and originally had an exercise price and expiration date of $3.125 and September 25, 1996, respectively. During 1996, these warrant's expiration date were extended until September 30, 1998 and the exercise price was increased to $3.75 per share.

Phantom Stock Option Plan. The phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key executives of Bickford's Restaurants (the "Group"). At the inception of the plan, the Group paid an initial investment totalling approximately $116,000. Each Group member is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurred on July 1, 1996, at which time the Group, as a whole, was entitled to 13.9% of the appraised value of Bickford's Restaurants, as defined. Each Group member's phantom stock options may be exercised at the earliest of July 1, 2001, the termination of his employment, his death or the sale of the Restaurants.

The assumptions used in calculating the annual expense are set forth in the plan agreement and include the use of a multiple of the Bickford's Restaurants operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price. During 1996, 1995 and 1994, the Company recorded compensation expense related to the phantom stock option plan of $550,000, $600,000 and $300,000, respectively. As of December 31, 1996 and
1995, $1,946,000 and $1,396,000, respectively is recorded in other non-current liabilities, which represents 13.9% of the estimated appraised value of Bickford's Restaurants , as defined, on those dates.

NOTE 12.   Segment Reporting

The Company operates in two segments, restaurant management and equipment manufacturing. Summarized financial information by business segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                               1996             1995             1994
                                           -------------    -------------    -------------
Net Sales:
     Restaurants                           $  61,283,000    $  54,270,000    $  43,391,000
     Equipment                                21,460,000       20,404,000       19,032,000
                                           -------------    -------------    -------------
                                           $  82,743,000    $  74,674,000    $  62,423,000
                                           =============    =============    =============
Operating Income:
     Restaurants                           $   6,019,000    $   7,088,000    $   6,404,000
     Equipment                                 1,334,000          988,000        1,346,000
     Corporate                                (1,350,000)      (1,439,000)      (1,191,000)
                                           -------------    -------------    -------------
                                           $   6,003,000    $   6,637,000    $   6,559,000
                                           =============    =============    =============
Total Assets:
     Restaurants                           $  29,780,000    $  30,008,000    $  25,989,000
     Equipment                                18,328,000       16,321,000       13,182,000
     Corporate                                11,370,000        1,370,000        1,345,000
                                           -------------    -------------    -------------
                                           $  59,478,000    $  47,699,000    $  40,516,000
                                           =============    =============    =============
Depreciation and Amortization:
     Restaurants                           $   2,318,000    $   1,833,000    $   1,460,000
     Equipment                                   457,000          373,000          334,000
                                           -------------    -------------    -------------
                                           $   2,775,000    $   2,206,000    $   1,794,000
                                           =============    =============    =============
Capital Expenditures:
     Restaurants                           $   2,891,000    $   1,967,000    $   2,015,000
     Equipment                                   217,000          390,000          348,000
                                           -------------    -------------    -------------
                                           $   3,108,000    $   2,357,000    $   2,363,000
                                           =============    =============    =============

Capital   expenditures  exclude  amounts  in  connection  with  acquisition  and divestitures.

There were no inter-segment sales or transfers during 1996, 1995, and 1994. Operating income by business segment excludes interest income, interest expense, and unallocated corporate expenses. Corporate assets consist principally of the related party notes and interest receivable, the deferred tax asset and the closing fee receivable due from the Azimuth Subsidiaries.

Foreign assets, revenues, and export sales each represents less than 10% of the Company's totals. No material amount of the Company's sales are dependent upon a single customer.

NOTE 13. Quarterly Financial Data - (Unaudited) The following summarizes quarterly financial data for 1996 and 1995 (in thousands, except per share data):

                                                                1996
                                            -------------------------------------------
                                             Mar. 31,   June 30,    Sep. 30,   Dec. 31,
                                             --------   --------    --------   --------
     Net sales                              $ 19,820    $ 21,665   $ 21,242    $ 20,016
     Gross profit                              3,356       4,202      4,249       4,333
     Income before income taxes                  519       1,264      1,482       1,786
     Net income                             $    430    $  1,124   $  1,315    $  4,514
     Earnings per common share              $    .09    $    .21   $    .27    $    .94

                                                                1995
                                            -------------------------------------------
                                             Mar. 31,   June 30,    Sep. 30,   Dec. 31,
                                             --------   --------    --------   --------
     Net sales                              $ 15,614    $ 16,914   $ 22,048    $ 20,098
     Gross profit                              3,410       3,903      4,504       4,510
     Income before income taxes                  833       1,222      1,591       1,414
     Net income                             $    745    $  1,084   $  1,432    $  1,285
     Earnings per common share              $    .15    $    .21   $    .28    $    .25


In the fourth quarter of 1996, the Company recorded a $2,881,000 credit to benefit for income taxes as a result of the release of a portion of the valuation allowance as discussed in NOTE 5.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       ELXSI CORPORATION AND SUBSIDIARIES
                             (Dollars in Thousands)

                                                                          Additions
                                                              --------------------------------
                                             Balance at          Charged        Charged to                          Balance
                                              Beginning         Costs and         Other            Deductions       at End
                                              of Period         Expenses     Accounts-describe      Describe       of Period
                                            -------------     ------------   -----------------     -----------    -----------

Year ended December 31, 1996
  Account deducted from assets:
       Reserve for doubtful accounts
          receivable                           $   58             $   28          $    3 (C)           (35) (A)      $   54
                                               ======             ======          ======            ======           ======
       Inventory reserve                       $  150             $  400          $   --                --  (B)         550
                                               ======             ======          ======            ======           ======

Year ended December 31, 1995
  Account deducted from assets:
       Reserve for doubtful accounts
          receivable                           $   35             $   23          $   19 (C)           (19) (A)      $   58
                                               ======             ======          ======            ======           ======
       Inventory reserve                       $  100             $   54          $   --                (4) (B)         150
                                               ======             ======          ======            ======           ======

Year ended December 31, 1994
  Account deducted from assets:
       Reserve for doubtful accounts
          receivable                           $   77             $    3          $   --               (45) (A)      $   35
                                               ======             ======          ======            ======           ======
       Inventory reserve                       $  262             $   53          $   --              (215) (B)      $  100
                                               ======             ======          ======            ======           ======

(A)  Uncollectible  accounts written off during 1996, 1995 and 1994.
(B)  Obsolete inventory written off during 1996, 1995 and 1994.
(C)  Bad debt recoveries.

                                ELXSI Corporation
                                 Exhibits Index
                                1996 - Form 10-K

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

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants, Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

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

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC").

4.2 Form of Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.4 Form of Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.5 Series B Warrant No. B-1 to purchase 604,656 shares of Series A Non-Voting Convertible Preferred Stock issued to Continental Illinois Equity Corporation ("CIEC") (now named BankAmerica Capital Corporation ("BACC")). (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.6 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC.

4.7 Form of Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.8 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.9 Exercise of Option and Assignment of Registration Rights executed by ELX Limited partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.10 15% Senior Subordinated Note issued by the Company to CIEC in the amount of $401,765.00. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-11877)).

4.11 14.5% Senior Subordinated Note issued by the Company to CIEC in the amount of $502,206.25 dated June 27, 1991. (Incorporated herein by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.12 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BAI").

4.13 Warrant Purchase and Senior Subordinated Note termination Agreement, dated as of December 30,1996, between BACC and the Company.

4.14 14.5% Senior Subordinated Note issued by the Company to Pan Fixed Income Fund, Ltd., dated as of November 16, 1993 in the amount of $250,000. (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.15 14.5% Senior Subordinated Note issued by the Company to Rona Jaffe, dated as of November 16, 1993 in the amount of $100,000. (Incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

4.16 14.5% Senior Subordinated Note issued by the Company to Anne Strassler A.C.S.W. P.C., dated as of November 16, 1993 in the amount of $25,000. (Incorporated herein by reference to Exhibit 4.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

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

10.4 The Company's 1995 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 033-64205)).

10.5 The Company's 1996 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).

10.6 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.7 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.8 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.9 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Thomas R. Druggish for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.14 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed October 3, 1989 (File No 0-11877)).

10.15 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.16 Management Agreement ("Management Agreement") between Winchester National, Inc. (d/b/a as M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file No. 0-11877)).

10.17 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.18 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.19 Assignment to Cadmus Corporation ("Cadmus"), dated January 1, 1994 of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.20 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997.
          (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (file No. 0-11877)).

10.21 Form of Stock Purchase and Option Exercise Agreement, dated as of December 30, 1996, between BACC and ELX (Incorporated herein by reference to Exhibit D to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.22 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999 (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.23 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BAI (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.24 Second Amended and Restated Loan and Security Agreement, dated as of October 9, 1995, between Azimuth and BAI.

10.25 Loan and Security Agreement, dated as of October 9, 1995, between DEI and BAI.

10.26 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BAI.

10.27 Loan and Security Agreement, dated as of October 9, 1995, between CDW and BAI.

10.28 First Omnibus Amendment, dated as of August 9, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.29 Second Omnibus Amendment, dated as of September 23, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.30 Third Omnibus Amendment, dated as of November 27, 1996, among Azimuth, DEI, CDI, CDW and BAI.

10.31 Second Amended and Restated Guaranty, dated as of October 9, 1995, made by DEI, CDI and CDW in favor of BAI.

10.32 Second Amended and Restated Pledge Agreement, dated as of October 9, 1995, among Azimuth, DEI, CDI, CDW and BAI.

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (file No. 0-11877)).

23.1      Consent of Price Waterhouse LLP

27        Financial Data Schedule