Form 10-Q
period 1997-03-31
ELXSI CORP /DE//
filed 1997-05-15
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997
                               --------------------------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                         -----       ------

On May 6, 1997, the registrant had outstanding 4,660,869 shares of Common Stock, par value $0.001 per share.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                      March 31,     December 31,
                                                        1997            1996
                                                        ----            ----
Current assets:

     Accounts receivable, net                         $  3,259        $  3,425

     Inventories, net                                   10,485          11,017

     Prepaid expenses and other current assets             266             234

     Note receivable - related party                     1,156           1,156

     Deferred tax asset                                  1,204           1,142
                                                      --------        --------

         Total current assets                           16,370          16,974

Property, buildings and equipment, net                  27,886          27,677

Intangible assets, net                                   5,504           5,525

Deferred debt costs, net                                    53              76

Notes receivable - related party                         6,055           6,759

Deferred tax asset - noncurrent                          1,701           1,739

Other                                                      661             728
                                                      --------        --------

         Total assets                                 $ 58,230        $ 59,478
                                                      ========        ========




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,       December 31,
                                                                      1997             1996
                                                                  ----------         ---------
Current liabilities
     Accounts payable                                             $    1,729         $   3,266
     Accrued expenses                                                  4,763             4,649
     Capital lease obligations - current                                 142               142
     Current portion of long-term debt                                   403               268
                                                                  ----------         ---------
         Total current liabilities                                     7,037             8,325

Capital lease obligations - non current                                1,560             1,588
Long-term debt, net of discount                                       17,650            18,706
Other liabilities                                                      2,133             1,946
                                                                  ----------         ---------

         Total liabilities                                            28,380            30,565

Commitments and contingencies                                             --                --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                       --                --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,660,869 at
         March 31, 1997 and December 31, 1996                              5                 5
   Additional paid-in capital                                        228,520           228,520
   Accumulated deficit                                              (198,572)         (199,512)
   Cumulative foreign currency translation adjustment                   (103)             (100)
                                                                  ----------         ---------

         Total stockholders' equity                                   29,850            28,913
                                                                  ----------         ---------

         Total liabilities and stockholders' equity               $   58,230         $  59,478
                                                                  ==========         =========







The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                   ---------        --------


Net  sales                                         $  20,079        $ 19,820

Costs and expenses:
     Cost of sales                                    16,141          16,464
     General and administrative                        1,914           1,748
     Depreciation and amortization                       787             678
                                                   ---------        --------

Operating income                                       1,237             930

Other income (expense):
     Interest income                                     375              28
     Interest expense                                   (423)           (429)
     Other expense                                        --             (10)
                                                   ---------        --------

Income before income taxes                             1,189             519

Provision for income taxes                              (249)            (89)
                                                   ---------        --------

Net income                                         $     940        $    430
                                                   =========        ========

Net income per common share                        $     .19        $    .09
                                                   =========        ========

Weighted average number of common
       and common equivalent shares                    4,855           5,084
                                                   =========        ========












The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                     Cumulative
                                            Common Stock     Additional   Accum-      Foreign
                                         -----------------    Paid-In     ulated    Translation
                                         Shares    Dollars    Capital     Deficit    Adjustment
                                         ------    -------    -------     -------    ----------


Balance at December 31, 1996               4,661   $      5   $228,520   $(199,512)   $    (100)

Net income                                    --         --         --         940           --

Foreign currency translation
     adjustment                               --         --         --          --           (3)
                                        --------   --------   --------   ---------    ---------

Balance at March 31, 1997               $  4,661   $      5   $228,520   $(198,572)   $    (103)
                                        ========   ========   ========   =========    =========




























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                    1997             1996
                                                                  --------         --------
Cash flows provided by (used in) operating activities:

Net income                                                        $    940         $    430

Adjustments to reconcile  net income to net
  cash provided by (used in) operating
    activities:
     Depreciation and amortization                                     787              678
     Amortization of deferred debt costs                                23               60
     Amortization of debt discount                                      --                4
     Amortization of note receivable discount                          (96)              --
     Change in cumulative foreign currency
       translation adjustment                                           (3)              11

(Increase) decrease in assets:
     Accounts receivable                                               166             (460)
     Inventories                                                       532             (675)
     Prepaid expenses and other current assets                         (32)             124
     Deferred tax asset                                                (24)              --
     Other                                                              42              (26)
Increase (decrease) in liabilities:
     Accounts payable                                               (1,537)          (1,096)
     Accrued expenses                                                  114             (491)
     Other liabilities                                                 187              125
                                                                  --------         --------
     Net cash provided by (used in) operating activities             1,099           (1,316)
                                                                  --------         --------

Cash flows (used in) provided by investing activities:
     Proceeds from sale of Abdow's Restaurant                           --            1,075
     Purchase of property, building and equipment                     (950)            (474)
     Proceeds from note receivable -  related party                    800               --
                                                                  --------         --------
     Net cash (used in) provided by investing activities              (150)             601
                                                                  --------         --------

Cash flows (used in) provided by financing activities:
     Net (borrowing) repayment of long-term debt                      (921)             751
     Purchase of Common Stock                                           --               --
     Payment of deferred bank fee                                       --               --
     Principal payments of capital lease                               (28)             (36)
                                                                  --------         --------
     Net cash (used in) provided by financing activities          $   (949)        $    715
                                                                  ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1997             1996
                                                             --------         -------


Increase (decrease) in cash and cash equivalents             $     --         $    --

Cash and cash equivalents, beginning of period                     --              --
                                                             --------         -------

Cash and cash equivalents, end of period                     $     --         $    --
                                                             ========         =======


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
    Income taxes                                             $    105         $   195
    Interest                                                      314             372























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

Note 1.  The Company

General The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Between 1992 and 1996, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened eight new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), converted nine of the Abdow's into Bickford's Restaurants, sold one Abdow's and closed one Abdow's. As of March 31, 1997, ELXSI owned 52 Bickford's, 5 Abdow's and one Howard Johnson's Restaurants (the "Restaurants").

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's 1997 and 1996 first quarter revenues and expenses result from the operation of the ELXSI's Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").


COMPARISON OF FIRST QUARTER 1997 RESULTS TO 1996 RESULTS

The first quarter sales increased $259,000, gross profit increased $582,000, selling, general and administrative expense increased $166,000 and depreciation and amortization increased $109,000 resulting in an operating income increase of $307,000. Interest expense decreased by $6,000, interest income increased by $347,000, other expense decreased by $10,000 and income taxes increased by $160,000 resulting in an increase in net income of $510,000.

Restaurant Division Restaurant sales increased by $402,000 or 2.8% and gross profit increased by $496,000 or 26.2% in the first quarter of 1997 compared to the same period in the prior year. Operating income increased $354,000 or 38.9% after deducting an increase in selling general and administrative expense of $40,000 and an increase in depreciation and amortization of $102,000. The sales increase was mainly due to an increase in same store sales of $408,000, or 4%, sales from the opening of one new Bickford's of $324,000, partially offset by a decrease in sales resulting from the sale and closing of two Abdow's totalling $192,000 and a decrease resulting from fire damage at the Bickford's Restaurant in Brockton, Massachusetts in 1996. All of the sales increase resulted from an increase in the average guest check. Customer counts at Restaurants operated in both periods were approximately flat despite the fairer weather in New England during the first quarter of 1997 compared to the record snow falls in 1996. Customer counts at the nine converted and five remaining Abdow's Restaurants decreased by 5.5% in the first quarter of 1997 compared to 1996.

As a result of the sales increase and a 3.0% improvement in the gross profit percentage from 13.2% to 16.2%, restaurant gross profit increased by $496,000, or 26.2% in the first quarter of 1997 compared to the same period in 1996. The increase in the gross profit percentage was mainly the result of a decrease in food cost of 1.3% attributable to the conversion of the Abdow's into Bickford's in the latter half of 1996 and an increase in the average guest check during the quarter. Additionally, variable costs as a percentage of sales decreased by 1.3% attributable to the milder weather in the first quarter of 1997 compared to the severe weather in the same period in 1996.

Management expected the Restaurant gross profit percentage to decline initially as a result of the 1995 acquisition of the Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. It was anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food cost as a percentage of sales would decline to the average Bickford's level, thereby increasing the gross profit percentage. Management intends to keep up to five of the acquired restaurants operating as lower margin

Abdow's restaurants, and the overall margins will continue to be lower than if all restaurants were operated as Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $40,000 during the first quarter of 1997.

Restaurant depreciation and amortization increased by $102,000 during the first quarter 1997. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants or until such time as assets valued and recorded on July 1, 1991 (the date of the restaurant acquisition) become fully depreciated. The equipment acquired at the acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income increased by $354,000 or 38.9% in the first quarter of 1997.

Cues Division Cues's sales decreased by $143,000 or 2.6% in the first quarter of 1997 compared to the same period in the prior year. Despite the sales decrease, gross profit increased by $86,000 or 5.9% due to a 2.4% increase in the gross profit percentage from 26.9% in the first quarter of 1996 to 29.3% in the first quarter of 1997. Cues's gross profit margins showed signs of improvement in this quarter despite a continued competitive environment as production efficiencies and product mix combined for a favorable outcome. Operating income increased by $55,000 or 15.6%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $24,000 and an increase in depreciation and amortization expense of $7,000. Management anticipates that gross and operating margins will continue to experience pressure in 1997 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate Corporate general and administrative expenses increased by $102,000 during the first quarter of 1997 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense increased by $32,000 due to a higher average debt balance in 1997 partially offset by a decrease in the Company's senior debt borrowing rate. During the first quarter of 1997, the Company recorded interest income of $372,000 compared to $28,000 in the same period of 1996.

On December 30, 1996, ELXSI purchased three revolving notes with a face value of $6,650,000 from Bank of America Illinois, its lending bank, for $5,850,000. The Company recorded this $800,000 discount as a reduction in the face amount of the notes on the balance sheet. The face value of the notes, payable by three wholly owned subsidiaries of Azimuth Corporation; (collectively, the "Azimuth Subsidiaries"), bear interest at 15% per annum payable in arrears on the 1st and 16th of each month and mature on June 30, 1998. The notes are fully collateralized by all of the assets of Azimuth Corporation and the Azimuth Subsidiaries, including accounts receivable and inventory. Two of the Azimuth Subsidiaries design and manufacture trade show booth displays; the other is a distributor of electrical fuses and fasteners. Certain of the officers and directors and stockholders of Azimuth Corporation are officers and directors of the Company and/or ELXSI. As a result of the transactions described in this paragraph, ELXSI became the senior revolving credit lender to the Azimuth Subsidiaries. Funding for ELXSI's purchase of the Azimuth Subsidiary notes, as well, as for any further revolving credit loans that may be made by ELXSI to the Azimuth Subsidiaries, was provided by Bank of America Illinois ("BAI") under an amendment and restatement of its existing credit agreement with ELXSI. The Company's return on investment from the foregoing transactions is in the form of net interest (i.e., the difference between the Azimuth's Subsidiaries' 15% interest rate and the Company's cost of borrowing) and the discount earned by the Company described below. As of March 31, 1997 the balance payable by the Azimuth Subsidiaries to ELXSI was $5,050,000.

The purpose of the transactions described above was to prudently utilize the Company's debt capacity to earn a return not generally available in the marketplace for the commensurate risk. The knowledge of the Azimuth Corporation credit and the short time frame required to respond to Bank of America Illinois made ELXSI unique in its ability to capture such an attractive opportunity.

The increase in interest income resulted from recording $327,000 of interest income during the first quarter of 1997 consisting of interest on the Azimuth Subsidiary Notes and amortization of the $800,000 discount describe herein. Included in interest expense is interest payable to the Bank of approximately $109,000 directly attributable to the purchase of the Azimuth Subsidiary notes. As a result of the Azimuth Subsidiary Notes, the Company recorded net interest income of approximately $218,000 during the first quarter of 1997.

The Azimuth Subsidiaries have the right to prepay in full their revolving notes held by ELXSI at a price (or for a payment) equal to (i) the combined principal amount outstanding on the date of prepayment plus (ii) all accrued but unpaid interest thereon less (iii) if purchased in May or June 1997 a discount of $175,000 and $75,000, respectively. Therefore, if the Azimuth Subsidiary notes are not satisfied before July 1, 1997, ELXSI will have fully earned the $800,000 discount applied to the purchase.

Income taxes increased from $89,000 in the first quarter of 1996 to $249,000 in the first quarter of 1997. The $160,000 tax increase resulted from calculating the projected 1997 effective tax rate, assuming a change of control in accordance with the Section 382 of the Internal Revenue Code occurs in 1997, and applying the effective rate to the first quarters estimated taxable income. If a change of control does not occur, the effective tax rate will decrease during the balance of 1997. Management does not believe a change of control occurred in the first quarter of 1997.

Earnings Per Share Earnings per share for the quarter ended March 31, 1997 was $0.19 per share and the weighted average number of shares outstanding was 4,855,000. This compares to $0.09 per share for the corresponding period in 1996 when there were 5,084,000 weighted average shares outstanding. The reduction in the weighted average shares outstanding in the first quarter of 1997 compared to the first quarter of 1996 resulted mainly from the repurchase and retirement of Common Stock in the second half of 1996 and the repurchase and retirement of a common stock warrant on December 30, 1996. The average stock market price for the first quarter of 1997 was $6.45 compared to an average of $6.21 in the corresponding period of 1996. An increase in the stock price results in a slightly greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

Liquidity and Capital Resources

Available Resources The Company's unrestricted consolidated cash positions at March 31, 1997 and December 31, 1996 was $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments.
Working capital needs, when they arise, are met by daily borrowings.

During the first quarter of 1997, the Company had cash flow from operations of $1,099,000. The cash from operations and the proceeds from the Azimuth Subsidiary notes receivable of $800,000 funded the acquisition of property, plant and equipment totalling $950,000, the payment of long-term debt of $921,000 and the repayment of capital leases obligations of $28,000. During the first quarter of 1997, current assets decreased by $666,000 primarily due to a $540,000 decrease in Cues's inventory and the collection of the $225,000 Azimuth Subsidiaries closing fee, which was classified as a receivable at December 31, 1996. Offsetting the decrease in current assets, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $1,423,000 mainly due to a reduction in Cues's accounts payable.

During the first quarter of 1996, the Company had negative cash flow from operations of $1,316,000. Long-term debt borrowings of $751,000 and proceeds from the sale of the Vernon, Connecticut Abdow's Restaurant of $1,075,000 funded the use of cash in operations, the acquisition of property, plant and equipment totalling $474,000 and the repayment of capital lease obligations of $36,000. During the first quarter of 1996, accounts receivable and inventory primarily related to Cues increased $460,000 and $675,000, respectively. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $1,587,000 mainly due to the timing of payments related to Bickford's accounts payable and accrued expenses.

Future Needs For and Sources of Capital Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

Impact of Inflation Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's annual meeting will take place on May 22, 1997. In connection therewith the Company submitted the following proposals to stockholders in the annual proxy statement dated May 22, 1997.

Nomination of the following current directors for re-election: Farrokh K. Kavarana, Denis M. O'Donnell, Kevin P. Lynch, Alexander M. Milley and Robert C. Shaw.

Approval of the ELXSI Corporation 1997 Incentive Stock Option Plan.

Adoption of amendments to the Company's Bylaws to impose certain tax-related transfer restrictions on Common Stock and other equity securities of the Company.


Item 5.  Other Information

       None


Item 6.  Exhibits and Reports on Form 8-K

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ELXSI CORPORATION
                                    --------------------------------------
                                    (Registrant)



Date: May 12, 1997                  /s/   Alexander M. Milley
                                    -------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 12, 1997                  /s/   Thomas R. Druggish
                                    --------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)