Form 10-Q
period 1997-06-30
ELXSI CORP /DE//
filed 1997-08-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1997
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

                         Commission file number 0-11877
                                                -------

                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida                         32811
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code:     (407) 849-1090
                                                   ----------------------------

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

 Yes [X]   No [ ]

On August 10, 1997, the registrant had outstanding 4,660,871 shares of Common Stock, par value $0.001 per share.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                        June 30,    December 31,
                                                          1997          1996
                                                       ---------     ----------
                                                       Unaudited

Current assets:

  Accounts receivable, net                             $   3,021     $   3,425

  Inventories, net                                        10,528        11,017

  Prepaid expenses and other current assets                  394           234

  Note receivable - related party                          1,156         1,156

  Deferred tax asset                                       1,283         1,142
                                                       ---------     ---------
    Total current assets                                  16,382        16,974

Property, buildings and equipment, net                    27,920        27,677

Intangible assets, net                                     5,435         5,525

Deferred debt costs, net                                      30            76

Notes receivable - related party                           2,909         6,759

Deferred tax asset - noncurrent                            1,517         1,739

Other                                                        718           728
                                                        --------      --------
         Total assets                                   $ 54,911      $ 59,478
                                                        ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,        December 31,
                                                      1997              1996
                                                   ---------        -----------
                                                   Unaudited
Current liabilities
  Accounts payable                                 $  2,109          $  3,266
  Accrued expenses                                    5,430             4,649
  Capital lease obligations - current                   142               142
  Current portion of long-term debt                      18               268
                                                   --------          --------
    Total current liabilities                         7,699             8,325

Capital lease obligations - non current               1,519             1,588
Long-term debt                                       11,806            18,706
Other liabilities                                     2,321             1,946
                                                   --------          --------

         Total liabilities                           23,345            30,565

Commitments and contingencies                            --                --

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                       --                --
  Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,660,869 at
         June 30, 1997 and December 31, 1996              5                 5
  Additional paid-in capital                        228,520           228,520
  Accumulated deficit                              (196,789)         (199,512)
  Cumulative foreign currency
    translation adjustment                             (170)             (100)
                                                   --------          --------
      Total stockholders' equity                     31,566            28,913
                                                   --------          --------
      Total liabilities and stockholders' equity   $ 54,911          $ 59,478
                                                   ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                           ----------------------        ---------------------
                                             1997          1996            1997         1996
                                           --------      --------        --------     --------

Net  sales                                 $ 21,564      $ 21,665       $ 41,643      $ 41,485

Costs and expenses:
  Cost of sales                              16,835        17,463         32,976        33,927
  Selling, general and administrative         1,909         1,884          3,823         3,632
  Depreciation and amortization                 787           677          1,574         1,355

Operating income                              2,033         1,641          3,270         2,571

Other income (expense):
     Interest expense                          (381)         (401)          (804)         (830)
     Interest income                            624            27            999            55
     Other expense                              (18)           (4)           (18)          (14)

Income before income taxes                    2,258         1,263          3,447         1,782

Provision for income taxes                      475           140            724           229
                                           --------      --------       --------       -------
Net income                                 $  1,783      $  1,123       $  2,723       $ 1,553
                                           ========      ========       ========       =======

Net income per common share                $   0.37      $   0.21       $   0.56       $  0.30
                                           ========      ========       ========       =======

Weighted average number of common
     and common equivalent shares             4,859         5,119          4,857         5,106
                                           ========      ========       ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                   Cumulative
                                        Common Stock     Additional                 Foreign
                                     -----------------    Paid-In   Accumulated    Translation
                                      Shares   Dollars    Capital     Deficit      Adjustment
                                     --------  -------   ---------- -----------    ----------

Balance at December 31, 1996            4,661   $   5    $ 228,520   $(199,512)      $(100)

Net income                                 --      --           --       2,723          --

Foreign currency translation
     adjustment                            --      --           --          --         (70)
                                      -------   -----    ---------   ----------      -----
Balance at June 30, 1997              $ 4,661   $   5    $ 228,520   $(196,789)      $(170)
                                      =======   =====    =========   ==========      =====


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Cash flows provided by operating activities:

Net income                                                $ 2,723       $ 1,553

Adjustments to reconcile  net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                          1,574         1,355
     Amortization of deferred debt costs                       46           121
     Amortization of debt discount                             --             7
     Amortization of note receivable discount                (725)           --
     Other                                                    (70)          (32)

(Increase) decrease in assets:
     Accounts receivable                                      404          (296)
     Inventories                                              489        (1,265)
     Prepaid expenses and other current assets               (160)          137
     Deferred tax asset                                        81            --
     Other                                                     10          (224)
Increase (decrease) in liabilities:
     Accounts payable                                      (1,157)           61
     Accrued expenses                                         781          (517)
     Other liabilities                                        375           250
                                                          -------        ------
     Net cash provided by operating activities              4,371         1,150
                                                          -------        ------

Cash flows provided by (used in) investing activities:
     Proceeds from sale of Abdow's Restaurant                  --         1,075
     Purchase of property, building and equipment          (1,727)       (1,439)
     Issuance of note receivable - related party           (2,000)           --
     Proceeds from note receivable -  related party         6,575            --
                                                          -------        ------
     Net cash provided by (used in) investing activities    2,848          (364)
                                                          -------        ------

Cash flows used in financing activities:
     Net repayment of long-term debt                       (7,150)         (660)
     Payment of deferred bank fee                              --           (30)
     Principal payments of capital lease                      (69)          (96)
                                                          -------        ------
     Net cash used in financing activities                $(7,219)       $ (786)
                                                          -------        ------

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1997            1996
                                                       --------        --------

Increase (decrease) in cash and cash equivalents       $     --        $     --

Cash and cash equivalents, beginning of period               --              --
                                                       --------        --------

Cash and cash equivalents, end of period               $     --        $     --
                                                       ========        ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for
    Income taxes                                       $    179        $    358
    Interest                                                690             719


The accompanying notes are an integral part of these consolidated financial statements.

                               ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

Note 1.  The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

On July 1, 1991, ELXSI acquired 30 Bickford's and 12 Howard Johnson's restaurants, located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc.

Between 1992 and 1996, ELXSI sold six of its Howard Johnson's restaurants, converted five others into Bickford's Restaurants, opened eight new Bickford's restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), converted nine of the Abdow's into Bickford's restaurants, sold one Abdow's restaurant and closed one Abdow's restaurant. During the first half of 1997, ELXSI opened two new Bickford's restaurants. As of June 30, 1997, ELXSI owned 54 Bickford's, five Abdow's and one Howard Johnson's Restaurants (the "Restaurants").

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

Note 2.  Related Party Transactions

Transactions with Azimuth Corporation and Subsidiaries. On December 30, 1996, ELXSI entered into a Recapitalization Agreement (the "Recapitalization Agreement") with Azimuth Corporation ("Azimuth") and its three wholly-owned subsidiaries: Contempo Design, Inc., Contempo Design West, Inc., and Delaware Electro Industries, Inc. (collectively referred to as the "Azimuth Subsidiaries"). Certain of the officers, directors and stockholders of Azimuth and certain of the officers and directors of the Azimuth Subsidiaries' are officers and directors of the

Company. Under the Recapitalization Agreement, ELXSI purchased from Bank of America Illinois ("BAI"), its lending bank, three Azimuth Subsidiary revolving notes (the "Azimuth Subsidiary Notes" or "Notes") which were scheduled to mature on December 31, 1996. The Notes had a combined face value of $6,650,000 and were purchased by ELXSI at an $800,000 discount. Under the Recapitalization Agreement, ELXSI received all contract rights and obligations held by BAI in relation to the Notes and, as a result, became the provider of a working capital line of credit for the Azimuth Subsidiaries, which ELXSI increased to $9,650,000 and extended through June 30, 1998. The line of credit was secured by an Azimuth guaranty and substantially all of the assets of Azimuth and the Azimuth Subsidiaries.

On June 16, 1997, the Azimuth Subsidiaries prepaid all of the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit negotiated with a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment.

Transactions with Cadmus Corporation. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus Corporation ("Cadmus"). The loan, which is fully collateralized, matures on June 30, 1999 and bears interest at 15%, payable quarterly in arrears. ELXSI earned a 5%, or $100,000, closing fee, which will be amortized to interest income utilizing the effective interest method over the life of the loan. Cadmus will reimburse ELXSI for all costs incurred by ELXSI in making the loan. Certain officers, directors and or shareholders of Cadmus are officers and/or directors of the Company and/or ELXSI.

Effective June 30, 1997, the management agreement between Cadmus and ELXSI was extended to at least June 30, 2005. Effective April 1, 1997 the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary of April 1, 1997.


Note 3.  Long-Term Debt

The maturity date of ELXSI's line of credit with Bank of America Illinois was extended from June 30, 1998 to September 30, 1998.


Note 4.  Subsequent Event

In July 1997, ELXSI completed negotiations to purchase a 32,000 square foot facility on five acres of land in Orlando, Florida for approximately $1,240,000. The facility, which is adjacent to Cues's existing property, will be utilized by Cues for all manufacturing and administrative functions. Closing is scheduled for October 1, 1997. It is anticipated that industrial revenue bonds issued by the Orange County Florida Industrial Development Authority in the amount of $2,500,000 will finance the purchase price, all necessary improvements to the facility and a portion of the related transaction expenses. The bonds will mature over fifteen years with equal monthly principal payments and monthly interest payments equal to the tax exempt equivalent of either the prime rate or "IBOR" plus 1.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

The Company's 1997 and 1996 six-month and second quarter revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

Comparison of First Half 1997 results to first half 1996 results

Six-month sales increased $158,000, gross profit increased $1,109,000, selling, general and administrative expense increased $191,000 and depreciation and amortization expense increased $219,000, resulting in an operating income increase of $699,000. Interest expense decreased by $26,000, interest income increased by $944,000, other expense increased by $4,000 and income taxes increased by $495,000, resulting in a increase in net income of $1,170,000.

Restaurant Division. In the first half of 1997, Restaurant sales increased by $1,281,000, or 4.3%, and gross profit increased $986,000, or 21.7%, compared to the same period in the prior year. The gross profit increase was partially offset by an increase in selling, general and administrative expense of $20,000 and an increase in depreciation and amortization expense of $210,000, resulting in an operating income increase of $756,000, or 30.2%. The sales increase was mainly due to an increase in same store sales of $644,000, or 3%, sales from the opening of two new Bickford's Restaurants of $898,000, partially offset by a decrease in sales resulting from the sale and closing of two Abdow's Restaurants totalling $325,000. All of the sales increase at same store Restaurants resulted from an increase in the average guest check. Customer counts at Restaurants operated in both periods decreased 2.2% despite the fairer weather in New England during the first quarter of 1997 as compared to the record snow falls in 1996. Customer counts at the nine converted and five remaining Abdow's Restaurants decreased by 3.1% and 6.4%, respectively, compared to 1996.

As a result of the sales increase and a 2.5% improvement in the gross profit percentage from 15.3% to 17.8%, Restaurant gross profit increased by $986,000, or 21.7%, in the first half of 1997 compared to the same period in 1996. The increase in the gross profit percentage was mainly the result of a decrease in food cost of 1.0% attributable to the conversion of the Abdow's Restaurants into Bickford's in the latter half of 1996 and an increase in the average guest check during the quarter. Additionally, variable costs as a percentage of sales decreased by 0.9%, attributable to the milder weather in the first quarter of 1997 as compared to the severe weather in the same period in 1996.

Management expected the Restaurant gross profit percentage to decline initially as a result of the 1995 acquisition of the 16 Abdow's Restaurants, which have a higher percentage of food, labor and rent costs compared to the Bickford's Restaurants. It was anticipated that upon conversion of the Abdow's Restaurants into Bickford's Restaurants the food costs as a percentage of sales would decline to the average Bickford's level, thereby increasing the gross profit percentage.

Management intends to keep up to five of the acquired Restaurants operating as lower margin Abdow's Restaurants, and overall margins will continue to be lower than if all Restaurants were operated as Bickford's Restaurants.

Restaurant selling, general and administrative expense increased by $20,000 during the first half of 1997.

Restaurant Division depreciation and amortization expense increased by $210,000 during the first half of 1997. Restaurant Division depreciation and amortization expense will continue to increase each year with the addition of new restaurants, or until such time as assets valued and recorded at the date of the Restaurants acquisition in 1991 become fully depreciated. The equipment acquired in that acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income increased by $756,000, or 30.2%, in the first half of 1997. Restaurant Division interest expense related to the amortization of deferred bank fees and to capital lease obligations decreased by $72,000 as the fees became fully amortized.

Cues Division. Cues's sales decreased by $1,123,000, or 9.7%, in the first half of 1997 compared to the same period in the prior year. The sales decline was primarily the result of a decrease in shipments of truck-based systems due to a combination of timing and model year preferences. Gross profit increased by $123,000, or 4.1%, while operating income increased by $167,000, or 23.2%. Cues's gross profit margins showed signs of improvement in the second quarter of 1997 despite a continued competitive environment as production efficiencies and product mix combined for a favorable outcome. Included in the increase in operating income is the effect of a decrease in selling, general and administrative expense of $53,000 and an increase in depreciation and amortization expense of $9,000. Management anticipates that gross and operating margins will continue to experience pressure in 1997 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate general and administrative expenses increased by $224,000 during the first six months of 1997 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense increased by $40,000 due to a higher average debt balance in 1997 partially offset by a decrease in the Company's senior debt borrowing rate. During the first half of 1997 and 1996, the Company recorded interest income of $993,000 and $55,000, respectively, in connection with notes receivable due from a related parties.

On December 30, 1996, ELXSI purchased three Azimuth Corporation subsidiary notes (the "Notes") with a face value of $6,650,000 from Bank of America Illinois ("BAI") for $5,850,000. The Company recorded the $800,000 discount as a reduction in the face amount of the Notes on the balance sheet. The face value of the Notes, payable by the Azimuth Corporation subsidiaries, bore interest at 15% per annum payable in arrears on the 1st and 16th of each month. Two of the Azimuth Corporation subsidiaries design and manufacture trade show booth displays; the other is a distributor of electrical fuses and fasteners. Certain of the officers and directors and stockholders of Azimuth Corporation are officers and directors of the Company and/or ELXSI. As a result of the transactions described in this paragraph, ELXSI was the senior revolving credit lender to the Azimuth Corporation subsidiaries. Funding for ELXSI's purchase of the Notes was provided by BAI under an amendment and restatement of its existing credit agreement with ELXSI. The Company's return on investment from the foregoing transactions was in the form of net interest (i.e., the difference between the Azimuth's Corporation subsidiaries' 15% interest rate and the Company's cost of borrowing) and the discount earned by the Company.

The purpose of the transactions described above was to prudently utilize the Company's debt capacity to earn a return not generally available in the marketplace for the commensurate risk. The knowledge of the Azimuth Corporation credit and the short time frame required to respond to BAI made ELXSI unique in its ability to capture such an attractive opportunity.

On June 16, 1997, the Azimuth Corporation subsidiaries prepaid all of the remaining outstanding principal of the Notes due to ELXSI by utilizing the proceeds of a new line of credit obtained from a third party lender.

The $938,000 increase in interest income during the first half of 1997 compared to the same period in 1996, primarily resulted from recording $902,000 of interest related to the Notes described above. The $902,000 recorded during the first half of 1997 consisted of the 15% interest on the face amount of the Notes and amortization of the discount. Included in interest expense is interest paid to BAI of approximately $193,000 directly attributable to ELXSI's purchase of the Notes. As a result of the Notes, the Company recorded net interest income of approximately $709,000 during the first half of 1997 and $934,000 in total during the period the Notes were outstanding.

Income taxes increased from $229,000 in the first half of 1996 to $724,000 in the first half of 1997. The $495,000 tax increase resulted from calculating the projected 1997 effective tax rate, assuming a change of control in accordance with the Section 382 of the Internal Revenue Code occurs in 1997, and applying the effective rate to the first six months' estimated taxable income. If a change of control does not occur, the effective tax rate will decrease during the fourth quarter of 1997. Management does not believe a change of control occurred in the first six months of 1997.

Earnings Per Share. Earnings per share for the six months ended June 30, 1997 was $0.56 per share and the weighted average number of shares outstanding was 4,857,000. This compares to $0.30 per share for the corresponding period in 1996 when there were 5,106,000 weighted average shares outstanding. The reduction in the weighted average shares outstanding in the first half of 1997 compared to the first half of 1996 resulted mainly from the repurchase and retirement of Common Stock in the second half of 1996 and the repurchase and retirement of a warrant held by an affiliate of BAI on December 30, 1996. The average stock market price for the first half of 1997 was $6.48 compared to an average of $6.31 in the corresponding period of 1996. An increase in the stock price results in a slightly greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

Comparison of Second quarter 1997 results to 1996 results

The second quarter sales decreased $101,000, gross profit increased $527,000, selling, general and administrative expense increased $25,000 and depreciation and amortization increased $110,000, resulting in an operating income increase of $392,000. Interest expense decreased by $20,000, interest income increased by $597,000, other expense increased by $14,000 and income taxes increased by $335,000, resulting in an increase in net income of $660,000.

Restaurant Division. Restaurant sales increased by $879,000, or 5.7%, and gross profit increased by $490,000, or 18.5%, in the second quarter of 1997 compared to the same period in the prior year. Operating income increased $402,000, or 25.3%, after the effect of a decrease in selling general and administrative expense of $20,000 and an increase in depreciation and amortization of $108,000. The sales increase was mainly due to an increase in same store sales of $238,000, or 2.1%, sales from the opening of two new Bickford's Restaurants of $575,000, a sales increase from the nine converted and five remaining Abdow's Restaurants of $99,000, partially offset by a decrease in sales resulting from the sale and closing of two Abdow's Restaurants totalling $132,000. All of the sales increase resulted from an increase in the average guest check. Customer counts at Restaurants operated in both periods decreased by 3.9%. Customer counts at the nine converted and five remaining Abdow's Restaurants decreased by 0.1% and 7.8%, respectively, in the second quarter of 1997 as compared to 1996.

As a result of the sales increase and a 2.1% improvement in the gross profit percentage from 17.1% to 19.2%, restaurant gross profit increased by $490,000, or 18.5%, in the second quarter of 1997 compared to the same period in 1996. The increase in the gross profit percentage was mainly the result of a decrease in food costs attributable to the conversion of the Abdow's Restaurants into Bickford's in the latter half of 1996 and an increase in the average guest check during the quarter.

Restaurant selling, general and administrative expense decreased by $20,000 and restaurant depreciation and amortization increased by $108,000 during the second quarter of 1997.

As a result of the above items, operating income increased by $402,000, or 25.3%, in the second quarter of 1997.

Cues Division. Cues's sales decreased by $980,000, or 15.9%, in the second quarter of 1997 compared to the same period in the prior year. The sales decline was primarily the result of a decrease in shipments of truck-based systems due to a combination of timing and model year preferences. Despite the sales decrease, gross profit increased by $37,000, or 2.4%, due to a 5.4% increase in the gross profit percentage from 25.1% in the second quarter of 1996 to 30.5% in the second quarter of 1997. Cues's gross profit margins showed signs of improvement in this quarter despite a continued competitive environment as production efficiencies and product mix combined for a favorable outcome. Operating income increased by $112,000, or 30.5%. Included in the increase in operating income is the effect of an decrease in selling, general and administrative expense of $77,000 and an increase in depreciation and amortization expense of $2,000. Management anticipates that gross and operating margins will continue to experience pressure in 1997 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate general and administrative expenses increased by $122,000 during the second quarter of 1997 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense increased by $9,000 due to a higher average debt balance in 1997, partially offset by a decrease in the Company's senior debt borrowing rate. During the second quarter of 1997, the Company recorded interest income of $621,000 compared to $28,000 in the same period of 1996.

The increase in interest income primarily resulted from recording $575,000 of interest income during the second quarter of 1997 related to the Notes and amortization of the $800,000 discount described above. Included in interest expense is interest paid to BAI of approximately $84,000 directly attributable to ELXSI's purchase of the Notes. As a result of the Notes, the Company recorded net interest income of approximately $491,000 during the second quarter of 1997.

Income taxes increased from $140,000 in the second quarter of 1996 to $475,000 in the second quarter of 1997. The $335,000 tax increase resulted from calculating the projected 1997 effective tax rate, assuming a change of control in accordance with the Section 382 of the Internal Revenue Code occurs in 1997, and applying the effective rate to the first quarters estimated taxable income. If a change of control does not occur, the effective tax rate will decrease during the fourth quarter of 1997.

Earnings Per Share. Earnings per share for the quarter ended June 30, 1997 was $0.37 per share and the weighted average number of shares outstanding was 4,859,000. This compares to $0.21 per share for the corresponding period in 1996 when there were 5,119000 weighted average shares outstanding. The reduction in the weighted average shares outstanding in the second quarter of 1997 compared to the second quarter of 1996 resulted mainly from the repurchase and retirement of Common Stock in the second half of 1996 and the repurchase and retirement of a Warrant held by an affiliate of BAI on December 30, 1996. The average stock market price for the second quarter of 1997 was $6.50 compared to an average of $6.42 in the corresponding period of 1996.


Liquidity and Capital Resources

Available Resources. The Company's unrestricted consolidated cash positions at June 30, 1997 and December 31, 1996 was $0.

During the first half of 1997, the Company had cash flow from operations of $4,371,000. The cash from operations and the proceeds from the Azimuth Corporation subsidiary notes receivable of $6,575,000 funded the acquisition of property, plant and equipment totalling $1,727,000, a related party loan to Cadmus Corporation in the amount of $2,000,000, the repayment of long-term debt of $7,150,000 and the repayment of capital leases obligations of $69,000. During the first half of 1997, current assets decreased by $592,000 primarily due to a $540,000 decrease in Cues's inventory and the collection of the $225,000 Notes purchase closing fee, which was classified as a receivable at December 31, 1996, partially offset by an increase in Cues's accounts receivable of $134,000. Partially offsetting the decrease in current assets, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $376,000 mainly due to a reduction in Cues's accounts payable.

During the first half of 1996, the Company had cash flow from operations of $1,150,000. The cash from operations and the proceeds from the sale of the Vernon, Connecticut Abdow's Restaurant of $1,075,000 funded the acquisition of property, plant and equipment totalling $1,439,000, the repayment of long-term debt of $660,000, the payment of a deferred bank fee of $30,000 and the repayment of capital lease obligations of $96,000. During the first half of 1996, accounts receivable and inventory primarily related to Cues increased by $296,000 and $1,265,000, respectively. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $456,000 mainly due to the timing of payments related to Bickford's accounts payable and accrued expenses.

The Company has a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the senior bank debt. With bank approval, excess funds available under ELXSI's bank loan agreement may be used to finance additional acquisitions.

Impact of Inflation. Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and, accordingly, increases in the minimum wage will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's 1997 Annual Meeting of Stockholders was held on May 22, 1997. In connection therewith the Company submitted three proposals to stockholders in its Notice of Annual Meeting of Stockholders and Proxy Statement dated April 14, 1997.

All of the directors of the Company were re-elected at the 1997 Annual Meeting of Stockholders, having received votes as follows:

                                      Against/                   Broker
        Nominee           For         Withheld    Abstentions    Non Votes
        -------         ---------     --------    -----------    ---------
Farrokh H. Kavarana     3,273,847      131,229            --            --
Kevin P. Lynch          3,273,903      131,173            --            --
Alexander M. Milley     3,273,749      131,327            --            --
Denis M. O'Donnell      3,274,357      130,719            --            --
Robert C. Shaw          3,273,613      131,463            --            --


A majority of the stockholders approved the Company's 1997 Incentive Stock Option Plan, voting as follows:

                                      Against/                   Broker
                          For         Withheld    Abstentions    Non Votes
                        ---------     --------    -----------    ---------
Number of votes         3,027,297      281,731        11,532        84,516


A majority of the stockholders approved amendments to the Company's Bylaws to impose certain tax-related transfer restrictions on Common Stock and other equity securities of the Company.

                                      Against/                   Broker
                          For         Withheld    Abstentions    Non Votes
                        ---------     --------    -----------    ---------

Number of votes         2,186,576      163,153        20,099     1,035,248


A majority of the stockholders approved the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1997, voting as follows:

                                      Against/                   Broker
                          For         Withheld    Abstentions    Non Votes
                        ---------     --------    -----------    ---------

Number of votes         3,391,012        6,523          7,541           --

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     3.3    Bylaws of the Company  (incorporated  herein by reference to Exhibit
            3.3 to the Company's Form 8-K Current Report dated June 24, 1997 filed on June 26, 1997 (File No. 0-11877)).

     4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement filed June 10, 1997 (file no. 0-11877)).

     10.33 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus (incorporated herein by reference to Exhibit 10.33 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

     10.34 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley (incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

     27.1   Financial Data Schedule



(b) Reports on Form 8-K.

During the fiscal quarter ended June 30, 1997, the Company filed with the Securities and Exchange Commission, on June 26, 1997, a Form 8-K Current Report dated June 24, 1997, under which it made Item 5 (Other Events) disclosures; no financial statements were included in such Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ELXSI CORPORATION
                              --------------------------------------------------
                                          (Registrant)



Date: August 12, 1997         /s/   Alexander M. Milley
                              --------------------------------------------------
                              Alexander M. Milley,  Chairman of the Board,
                               President and Chief Executive Officer
                               (Principal Executive Officer)




Date: August 12, 1997         /s/   Thomas R. Druggish
                              --------------------------------------------------
                              Thomas R. Druggish,  Vice President,
                               Treasurer and Secretary (Chief Accounting
                               Officer and Principal Financial Officer)