Form 10-Q
period 1997-09-30
ELXSI CORP /DE//
filed 1997-11-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended          September 30, 1997
                               ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------


                         Commission file number 0-11877
                                                -------

                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                              identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                   32805
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code:        (407) 849-1090
                                                   -----------------------------

              4209 Vineland Road, Suite J-1, Orlando, Florida 32811
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On October 29, 1997, the registrant had outstanding 4,658,873 shares of Common Stock, par value $0.001 per share.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                               September 30,        December 31,
                                                   1997                1996
                                               ------------         -----------
                                                 Unaudited
Current assets:

  Cash - restricted                            $     1,222           $      --

  Accounts receivable, net                           3,734               3,425

  Inventories, net                                  10,521              11,017

  Prepaid expenses and other current assets            340                 234

  Note receivable - related party                    1,156               1,156

  Deferred tax asset                                 1,725               1,142
                                               -----------           ---------

         Total current assets                       18,698              16,974

Property, buildings and equipment, net              28,984              27,677

Intangible assets, net                               5,391               5,525

Deferred debt costs, net                               128                  76

Notes receivable - related party                     2,909               6,759

Deferred tax asset - noncurrent                      2,392               1,739

Other                                                  810                 728
                                               -----------           ---------

         Total assets                          $    59,312           $  59,478
                                               ===========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       1997            1996
                                                   -------------   ------------
                                                     Unaudited
Current liabilities
     Accounts payable                              $       1,231   $      3,266
     Accrued expenses                                      5,002          4,649
     Capital lease obligations - current                     142            142
     Current portion of long-term debt                       185            268
                                                   -------------   ------------
         Total current liabilities                         6,560          8,325

Capital lease obligations - non current                    1,482          1,588
Long-term debt                                            13,930         18,706
Other liabilities                                          2,508          1,946
                                                   -------------   ------------

         Total liabilities                                24,480         30,565

Commitments and contingencies                                 --             --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                           --             --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,658,873 and
       4,660,869 at September 30, 1997 and
       December 31, 1996, respectively.                        5              5
   Additional paid-in capital                            228,498        228,520
   Accumulated deficit                                  (193,489)      (199,512)
   Cumulative foreign currency translation
     adjustment                                             (182)          (100)
                                                   -------------   ------------

      Total stockholders' equity                          34,832         28,913
                                                   -------------   ------------

      Total liabilities and stockholders' equity   $      59,312   $     59,478
                                                   =============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    1997              1996             1997              1996
                                                 -----------      -----------       -----------      -----------

Net  sales                                       $    23,076      $    21,242       $    64,719      $    62,727

Costs and expenses:
     Cost of sales                                    18,017           16,993            50,993           50,920
     Selling, general and administrative               2,031            1,814             5,854            5,446
     Depreciation and amortization                       798              681             2,372            2,036
                                                 -----------      -----------       -----------      -----------

Operating income                                       2,230            1,754             5,500            4,325

Other income (expense):
     Interest expense                                   (299)            (333)           (1,103)          (1,163)
     Interest income                                     138               27             1,137               82
     Other (expense) income                              (17)              34               (35)              20
                                                 -----------      -----------       -----------      -----------

Income before income taxes                             2,052            1,482             5,499            3,264

Benefit (provision) for income taxes                   1,248             (167)              524             (396)
                                                 -----------      -----------       -----------      -----------

Net income                                       $     3,300      $     1,315       $     6,023      $     2,868
                                                 ===========      ===========       ===========      ===========

Primary net income per common share              $      0.66      $      0.27       $      1.22      $      0.57
                                                 ===========      ===========       ===========      ===========
Fully diluted net income per common
   share                                         $      0.64      $      0.27       $      1.18      $      0.57
                                                 ===========      ===========       ===========      ===========

Weighted average number of common
     and common equivalent shares
         Primary                                       5,038            4,994             4,919            5,055
                                                 ===========      ===========       ===========      ===========
         Fully Diluted                                 5,122            4,998             5,122            5,055
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                      Cumulative
                                                                        Additional        Accum-       Foreign
                                                 Common Stock             Paid-In         ulated      Translation
                                            Shares         Dollars        Capital         Deficit     Adjustment
                                        -------------  --------------  -------------  -------------  ------------

Balance at December 31, 1996            $       4,661  $            5  $     228,520  $    (199,512) $       (100)

Net income                                         --              --             --          6,023            --

Purchase and retirement of 2,000
     share of Common Stock                        (2)              --           (22)             --            --

Foreign currency translation
     adjustment                                    --              --             --             --           (82)
                                        -------------  --------------  -------------  -------------  ------------

Balance at September 30, 1997           $       4,659  $            5  $     228,498  $    (193,489) $       (182)
                                        =============  ==============  =============  =============  ============













The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1997         1996
                                                         ----------   ---------
Cash flows provided by operating activities:

Net income                                               $    6,023   $   2,868

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            2,372       2,036
     Amortization of deferred debt costs                         60         117
     Amortization of debt discount                               --          --
     Amortization of note receivable discount                  (725)         15
     Other                                                      (82)        (46)

(Increase) decrease in assets:
     Accounts receivable                                       (309)        (23)
     Inventories                                                496      (2,445)
     Prepaid expenses and other current assets                 (106)         25
     Deferred tax asset                                      (1,236)         --
     Other                                                     (101)       (268)
Increase (decrease) in liabilities:
     Accounts payable                                        (2,035)       (750)
     Accrued expenses                                           353         369
     Other liabilities                                          562         375
                                                         ----------   ---------
     Net cash provided by operating activities           $    5,272   $   2,273
                                                         ----------   ---------

Cash flows used in investing activities:
     Proceeds from sale of Abdow's Restaurant                    --       1,075
     Purchase of property, building and equipment            (3,526)     (2,301)
     Issuance of note receivable - related party             (2,000)         --
     Proceeds from note receivable - related party            6,575          --
                                                         ----------   ---------
     Net cash used in investing activities                    1,049      (1,226)
                                                         ----------   ---------

Cash flows used in financing activities:
     Net repayment of long-term debt                         (7,359)       (734)
     Proceeds from industrial revenue bonds                   2,500          --
     Purchase of Common Stock                                   (22)       (181)
     Payment of deferred debt costs                            (112)         --
     Principal payments of capital lease                       (106)       (132)
                                                         ----------   ---------
     Net cash used in financing activities               $   (5,099)  $  (1,047)
                                                         ----------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997                1996
                                                 ----------          ---------


Increase in cash and cash equivalents            $    1,222          $      --

Cash and cash equivalents, beginning of period           --                 --
                                                 ----------          ---------

Cash and cash equivalents, end of period         $    1,222          $      --
                                                 ==========          =========


Supplemental Disclosure of Cash Flow
  Information

Cash paid during the period for
    Income taxes                                 $      519          $     526
    Interest                                            926              1,001
























The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.  The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Between 1992 and 1996, ELXSI sold six of its Howard Johnson's restaurants, converted five others into Bickford's Restaurants, opened eight new Bickford's restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), converted nine of the Abdow's into Bickford's restaurants, sold one Abdow's restaurant and closed one Abdow's restaurant. During the first nine months of 1997, ELXSI opened two new Bickford's restaurants. As of September 30, 1997, ELXSI operated 54 Bickford's, five Abdow's and one Howard Johnson's Restaurant (the "Restaurants").

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

Note 2.  Summary of Significant Accounting Polices

Adoption of New Accounting Standards. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS No. 128"), which replaces the presentation of primary EPS with basic EPS and requires diluted EPS be presented for entities with complex capital structures. This Statement is effective for fiscal periods ending after December 15, 1997 and early application is not permitted. Under SFAS No. 128 reporting requirements, basic EPS on a pro forma basis would have been $0.71 and $1.29 per share for the three and nine months ended September 30, 1997, respectively compared to $0.28 and $0.60 for the three and nine months ended September 30, 1996, respectively. Under SFAS No. 128 reporting requirements, diluted EPS on a pro forma basis would have been $0.65 and $1.22 per share for the three and nine months ended September 30, 1997, respectively compared to $0.26 and $.57 for the three and nine months ended September 30, 1996, respectively.

Note 3.  Restricted Cash.

Industrial development bond proceeds (see Note 5) in excess of the purchase price of the building and land and the portion of the transaction costs allowed to be paid at closing from the bond proceeds are being held by a trustee pursuant to a trust indenture between the Orange County Industrial Development Authority (the "IDA") and a commercial bank, as trustee. As of September 30, 1997, the trustee held cash in the amount of $1,222,000, which is restricted for use by Cues to building improvements and equipment expenditures within the following three years. The funds are reflected as restricted cash in the accompanying balance sheet and are invested in a money market mutual fund pursuant to the trust indenture.

Note 4.  Related Party Transactions

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

Note 5.  Long-Term Debt

On September 24, 1997, ELXSI completed the purchase of a building and land in Orlando, Florida for $1,240,000. Financing for the purchase was provided by the Orange County Industrial Development Authority (the "IDA"). The IDA issued a 15 year bond in the amount of $2,500,000, which was purchased by Bank of America National Trust and Savings Association, formerly BAI. ELXSI will make 180 equal monthly principal payments of approximately $14,000. Interest is paid monthly in arrears initially at a taxable rate of either the Bank's reference rate or the London Eurodollar rate plus 175 basis points. It is anticipated that on or near January 1, 1998, the bonds will convert to tax-exempt status. Thereafter, ELXSI will pay interest at approximately 64% of the taxable rate.

Also on September 24, 1997, ELXSI completed a second amendment to the existing line of credit with Bank of America National Trust and Savings Association. The second amendment provides for a non-amortizing line of credit in the amount of $9,000,000, which replaces the previous line of credit extended by BAI. In addition, the amendment provides for a $2,000,000 increase in the supplemental line of credit facility from the existing outstanding balance of $5,100,000 to a maximum balance of $7,100,000. The amendment requires monthly amortization of the supplemental facility in the amount of approximately $118,000. The second amendment also extends the termination date of the facility to June 30, 1999 and modified certain financial covenants.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements. This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Management's
Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

Forward-looking statement are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements.

RESULTS OF OPERATIONS

The Company's 1997 and 1996 nine-month and third quarter revenues and expenses result from the operation of ELXSI's Restaurant and Cues Divisions and the Company's corporate ("Corporate") expenses.

COMPARISON OF FIRST NINE MONTH 1997 RESULTS TO 1996 RESULTS

Nine-month sales increased $1,992,000, gross profit increased $1,919,000, selling, general and administrative expense increased $408,000 and depreciation and amortization expense increased $336,000, resulting in an operating income increase of $1,175,000. Interest expense decreased by $60,000, interest income increased by $1,055,000, other expense increased by $55,000 and income tax expense decreased by $920,000, resulting in an increase in net income of $3,155,000.

Restaurant Division. In the first nine months of 1997, Restaurant sales increased by $2,549,000, or 5.5%, and gross profit increased $1,479,000, or 20.2%, compared to the same period in the prior year. The gross profit increase was partially offset by an increase in depreciation and amortization expense of $324,000, or 19.2%, resulting in an operating income increase of $1,155,000, or 27.3%. The sales increase was mainly due to an increase in same store sales of $954,000, or 2.9%, sales from the opening of three new Bickford's Restaurants of $1,701,000, partially offset by a decrease in sales resulting from the sale and closing of two Abdow's Restaurants totalling $325,000. All of the sales increase at same store Restaurants resulted from an increase in the average guest check. Customer counts at Restaurants operated in both periods decreased 2.4% despite the fairer weather in New England during the first quarter of 1997 as compared to the record snow falls in 1996. Customer counts at the nine converted and five remaining Abdow's Restaurants decreased by 3.8% and 6.5%, respectively, compared to 1996.

The Restaurant gross profit increase resulted from the sales increase and a 2.2% improvement in the gross profit percentage from 15.9% to 18.1%, in the first nine months of 1997 compared to the same period in 1996. The increase in the gross profit percentage was mainly the result of a decrease in food cost as a percentage of sales of 0.8% and a decrease in labor costs as a percentage of sales of 0.9% attributable to the conversion of the Abdow's Restaurants into Bickford's in the latter half of 1996 and an increase in the average guest check.

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

Restaurant selling, general and administrative expense during the first nine months of 1997 were unchanged in comparison to the same period in the prior year.

Restaurant Division depreciation and amortization expense increased by $324,000 during the first nine months of 1997 and will continue to increase each year with the addition of new restaurants, or until such time as assets valued and recorded at the date of the Restaurants acquisition in 1991 become fully depreciated. The equipment acquired in that acquisition has a seven year useful life, and will become fully depreciated in 1998.

As a result of the above items, operating income increased by $1,155,000, or 27.3%, in the first nine months of 1997. Restaurant Division interest expense related to the amortization of deferred bank fees and to capital lease obligations decreased by $81,000 as the fees became fully amortized.

Cues Division. Cues's sales decreased by $557,000, or 3.4%, in the first nine months of 1997 compared to the same period in the prior year. The sales decline was primarily the result of a decrease in shipments of truck-based systems due to a combination of timing and model year preferences. Gross profit increased by $440,000, or 9.8%, while operating income increased by $414,000, or 39.1%. Cues's gross profit margins have shown signs of improvement in 1997 despite a continued competitive environment as production efficiencies and product mix combined for a favorable outcome. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $14,000 and an increase in depreciation and amortization expense of $12,000. Management anticipates that gross and operating margins will continue to experience pressure in the fourth quarter of 1997 and into 1998 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate general and administrative expenses increased by $394,000 during the first nine months of 1997 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management and an increase in the management fee payable to Cadmus Corporation. Interest expense decreased by $26,000 due to a higher average debt balance in 1997 partially offset by a decrease in the Company's senior debt borrowing rate. During the first half of 1997 and 1996, the Company recorded interest income of $1,128,000 and $82,000, respectively, in connection with notes receivable due from a related parties.

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

The $1,046,000 increase in interest income during the first nine month of 1997 compared to the same period in 1996, primarily resulted from recording $902,000 of interest related to the Notes described above. The $902,000 recorded during the first half of 1997 consisted of the 15% interest on the face amount of the Notes and amortization of the discount. Included in interest expense is interest paid to BAI of approximately $193,000 directly attributable to ELXSI's purchase of the Notes. As a result of the Notes, the Company recorded net interest income of approximately $709,000 during the nine months of 1997 and $934,000 in total during the period the Notes were outstanding.

Income tax expense during the first nine months of 1996 consisted of a current tax provision of $396,000. During the first nine months of 1997, the Company recorded a net income tax benefit of $524,000 consisting of a current tax provision of $568,000 and a deferred tax benefit of $1,092,000. Recording the deferred tax benefit of $1,092,000 during the nine months ended September 30, 1997, resulted in an increase in primary and fully diluted earnings per share of $0.22 and $0.21 per share , respectively. Accordingly the Company recognized an increase in the net deferred tax asset of $1,236,000 from $2,881,000 at December 31, 1996 to $4,117,000 at September 30, 1997. The net deferred tax asset represents the amount of net operating loss and credit carryforwards which management believes are more likely than not to be realized in the future. As of September 30, 1997, the Company continued to believed that it would have a change of ownership of 50% or more. The increase in the net deferred tax asset resulted primarily from an increase in the market price of the issued and outstanding common shares, which are used under the current tax laws to determine the amount of the tax loss carryforward that can be utilized each year. It is uncertain, due to the unpredictable nature of the factors involved in determining the deferred tax asset, what impact SFAS 109 will have on future results. In the event that a change in ownership does not take place, the Company may be able to recognize the benefit of additional loss carryforwards.

Earnings Per Share. Primary and fully diluted earnings per share for the nine months ended September 30, 1997 was $1.22 and $1.18 per share, respectively. The weighted average number of shares outstanding for primary and fully diluted earning per share was 4,919,000 and 5,122,000, respectively . This compares to $0.57 per share for the corresponding period in 1996 when there were 5,055,000 weighted average shares outstanding for both the primary and fully diluted calculations. The reduction in the primarily weighted average shares outstanding in the first nine months of 1997 compared to the first nine months of 1996 resulted mainly from the repurchase and retirement of Common Stock in the second half of 1996 and the repurchase and retirement of a warrant held by an affiliate of BAI on December 30, 1996 partially offset by an increase in the average stock market price. The higher weighted average number of shares outstanding for fully diluted earnings per share compared to primary earnings per share for the nine months ended September 30, 1997 resulted from using the ending stock market price at September 30, 1997 for the fully diluted calculation compared to using the lower average stock market price for the period in the primary earnings per share calculation. The average stock market price for the first nine months of 1997 was $7.23 compared to an average of $6.03 in the corresponding period of 1996. The ending stock market price at September 30, 1997 was $10.25. An increase in the stock price results in a slightly greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

COMPARISON OF THIRD QUARTER 1997 RESULTS TO 1996 RESULTS

The third quarter sales increased $1,834,000, gross profit increased $810,000, selling, general and administrative expense increased $217,000 and depreciation and amortization increased $117,000, resulting in an operating income increase of $476,000. Interest expense decreased by $34,000, interest income increased by $111,000, other expense increased by $51,000 and income taxes decreased by $1,415,000, resulting in an increase in net income of $1,985,000.

Restaurant Division. Restaurant sales increased by $1,268,000, or 7.8%, and gross profit increased by $493,000, or 17.8%, in the third quarter of 1997 compared to the same period in the prior year. Operating income increased $399,000, or 23.0%, after the effect of a decrease in selling general and administrative expense of $20,000, or 4.2% and an increase in depreciation and amortization of $114,000, or 20.2%. The sales increase was mainly due to an increase in same store sales of $305,000, or 2.6%, sales from the opening of three new Bickford's Restaurants of $802,000 partially offset by a sales decrease from the nine converted and five remaining Abdow's Restaurants of $98,000. All of the sales increase resulted from an increase in the average guest check. Customer counts at Restaurants operated in both periods decreased by 2.6%. Customer counts at the nine converted and five remaining Abdow's Restaurants decreased by 5.2% and 6.8%, respectively, in the third quarter of 1997 as compared to 1996.

The Restaurant gross profit increase resulted form the sales increase and a 1.6% improvement in the gross profit percentage from 17.1% to 18.7% in the third quarter of 1997 compared to the same period in 1996. The increase in the gross profit percentage was mainly the result of a decrease in food costs attributable to the conversion of the Abdow's Restaurants into Bickford's in the latter half of 1996 and an increase in the average guest check during the quarter.

As a result of the above items, operating income increased by $399,000, or 23.0%, in the third quarter of 1997.

Cues Division. Cues's sales increased by $566,000, or 11.3%, in the third quarter of 1997 compared to the same period in the prior year. The sales increase was primarily the result of an increase in shipments of truck-based systems due to a combination of timing and model year preferences. As a result of the sales increase and a 2.7% increase in the gross profit percentage from 29.4% in the third quarter of 1996 to 32.1% in the third quarter of 1997, gross profit increased by $317,000, or 21.5%. Cues's gross profit margins showed signs of improvement in this quarter despite a continued competitive environment as production efficiencies and product mix combined for a favorable outcome. Operating income increased by $247,000, or 72.4%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $67,000 and an increase in depreciation and amortization expense of $3,000. Management anticipates that gross and operating margins will continue to experience pressure in the fourth quarter of 1997 and into 1998 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate general and administrative expenses increased by $170,000 during the third quarter of 1997 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management and an increase in the management fee payable to Cadmus. Interest expense decreased by $14,000. During the third quarter of 1997, the Company recorded interest income of $135,000 compared to $27,000 in the same period of 1996.

Income tax expense during the third quarter of 1996 consisted of a current tax provision of $167,000. During the third quarter of 1997, the Company recorded a net income tax benefit of $1,248,000 consisting of a current tax provision of $209,000 and a deferred tax benefit of $1,457,000. Recording the deferred tax benefit of $1,457,000 during the third quarter of 1997, resulted in an increase in primary and fully diluted earnings per share of $0.29 and $0.28 per share, respectively.

Earnings Per Share. Primary and fully diluted earnings per share for the three months ended September 30, 1997 was $0.66 and $0.64 per share, respectively. The weighted average number of shares outstanding for primary and fully diluted earnings per share was 5,038,000 and 5,122,000, respectively . This compares to $0.27 per share for the corresponding period in 1996 when there were 4,994,000 and 4,998,000 weighted average shares outstanding for primary and fully diluted calculations, respectively. The increase in the primarily and fully diluted weighted average shares outstanding in the third quarter of 1997 compared to the same period in 1996 resulted mainly from an increase in the average stock market price. The higher weighted average number of shares outstanding for fully diluted earnings per share compared to primary earnings per share for the third quarter ended September 30, 1997 resulted from using the ending stock market price at September 30, 1997 for the fully diluted calculation compared to using the lower average stock market price for the period in the primary earning per share calculation. The average stock market price for the third quarter of 1997 was $8.75 compared to an average of $5.46 in the corresponding period of 1996. The ending stock market price at September 30, 1997 was $10.25.

Liquidity and Capital Resources

Available Resources. The Company's unrestricted consolidated cash positions at September 30, 1997 and December 31, 1996 was $0. As of September 30, 1997 the Company had $1,222,000 in restricted cash (see Note 3).

During the first nine months of 1997, the Company had cash flow from operations of $5,272,000. The cash from operations, the proceeds from the Azimuth Corporation subsidiary notes receivable of $6,575,000 and the proceeds from the industrial revenue bonds of $2,500,000 funded the acquisition of property, plant and equipment totalling $3,526,000, a related party loan to Cadmus Corporation in the amount of $2,000,000, the repayment of long-term debt of $4,359,000, the purchase and retirement of Common Stock of $22,000, the payment of deferred debt costs of $112,000, the repayment of capital leases obligations of $106,000 and an increase in restricted cash of $1,222,000. During the nine months of 1997, current assets (excluding restricted cash and deferred taxes) increased by $81,000. Current liabilities (excluding the current portion of long-term debt and capital leases) decreased $1,682,000 mainly due to a reduction in Bickford's and Cues's accounts payable.

During the nine months of 1996, the Company had cash flow from operations of $2,273,000. The cash from operations and the proceeds from the sale of the Vernon, Connecticut Abdow's Restaurant of $1,075,000 funded the acquisition of property, plant and equipment totalling $2,301,000, the repayment of long-term debt of $734,000, the purchase and retirement of Common Stock of $181,000 and the repayment of capital lease obligations of $132,000. During the first nine months of 1996, current assets increased by $1,368,000 primarily due to an increase in Cues's inventory. In addition, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $381,000 mainly due to the timing of payments related to Bickford's accounts payable partially offset by an increase in accrued expenses.

The Company has a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the long-term debt. With bank approval, excess funds available under ELXSI's bank loan agreement may be used to finance additional acquisitions.

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

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

4.18 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association.

4.19 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee.

4.20 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority.

4.21 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority.

4.22 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association.

4.23 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association.

4.24 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority.

27.1     Financial Data Schedule


(b) Reports on Form 8-K.

During the fiscal quarter ended September 30, 1997, the Company filed with the Securities and Exchange Commission, on July 9, a Form 8-K Current Report dated July 9, 1997, under which it made Item 5 (Other Events) disclosures; no financial statements were included in such Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ELXSI CORPORATION
                                   ---------------------------------------------
                                                   (Registrant)



Date: November 12, 1997            /s/   Alexander M. Milley
                                   ---------------------------------------------
                                   Alexander M. Milley,  Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: November 12, 1997            /s/   Thomas R. Druggish
                                   ---------------------------------------------
                                   Thomas R. Druggish,  Vice President,
                                     Treasurer and Secretary (Chief Accounting
                                     Officer and Principal Financial Officer)