Form 10-K
period 1997-12-31
ELXSI CORP /DE//
filed 1998-03-31
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1997
                               --------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-11877
                                               ----------------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



3600 Rio Vista Avenue, Suite A. Orlando, FL               32805
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
             None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 20, 1997, as reported by NASDAQ, was $44,387,000. On March 20, 1997, the Registrant had outstanding 4,660,980 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in May 1998 are incorporated by reference into Part III.

This Annual Report on form 10-K (this "10-K") includes forward-looking statements, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section (Item 7 herein). Additional written or oral forward-looking statements may be made by or on behalf of the Company from time to time, in filings with the Securities and Exchange Commission, in press releases and other public announcements or otherwise. All such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to projections of revenue, income, losses and cash flows, plans for future capital and other expenditures, plans for future operations, financing needs or plans, plans relating to products or services, estimates concerning the effects of litigation or other disputes, as well as expectations and assumptions relating to any or all of the foregoing, relating to the Company, its subsidiaries and/or divisions.

Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statement are inherently subject to risks and uncertainties, some of which can not be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are: the demand for the Company's products and services and other market acceptance risks; the presence in the Company's markets of competitors with greater financial resources, and the impact of competitive products and services and pricing; the loss of any significant customers or group of customers; general economic and market conditions nationally and (in the case of Bickford's) in New England; the ability of Cues to develop new products; capacity and supply constraints or difficulties; the results of the company's financing efforts; the emergence of future opportunities; and the effect of the Company's accounting policies.

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-K, other Securities and Exchange Commissions filing and public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

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

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 restaurants operating under the Howard Johnson's name, located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000 (including transaction fees and costs).

Between 1991 and 1996, ELXSI sold six of its Howard Johnson's restaurants and converted five of the remaining six Howard Johnson's into Bickford's Family Restaurants. During the same period, ELXSI opened eight new Bickford's Family Restaurants and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted nine Abdow's into Bickford's Family Restaurants, sold one Abdow's and closed another Abdow's. During 1997, ELXSI opened three additional Bickford's. At December 31, 1997 ELXSI owned and operated 55 Bickford's Family Restaurants ("Bickford's"), five Abdow's and one Howard Johnson's Restaurant, in its Bickford's Family Restaurant division (the "Bickford's Division" or "Restaurant Division"). As used herein the term "Restaurants" refers to the Bickford's, Abdow's and Howard Johnson's restaurants owned and operated in the Restaurant Division.

On October 30, 1992, ELXSI acquired Cues, Inc., of Orlando, Florida and its two wholly-owned subsidiaries, Knopafex, Ltd., of Toronto, Canada, and Cues B.V., of Maastricht, The Netherlands. The Cues business in the United States is owned and operated as a division of ELXSI. Cues, Knopafex Ltd. and Cues B.V. are hereinafter collectively referred to as "Cues" or the "Cues Division". Cues is principally engaged in the manufacturing and servicing of video inspection and rehabilitation equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reference is made to the information set forth in Note 12 (Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

RESTAURANT DIVISION

Restaurant Division sales were $65,198,000, $61,283,000 and $54,270,000 in 1997,
1996 and 1995, respectively. Restaurant Division sales represented 75.0%, 74.1% and 72.7% of the total sales of the Company during 1997, 1996 and 1995, respectively.

The Restaurants are family-oriented and offer full service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low-to moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.89 and $7.59, with the average customer check being approximately $5.52, $5.24 and $5.12 in 1997, 1996 and 1995, respectively. Major categories of menu items are pancakes, waffles and french toast, eggs and omelettes, "country" dinners, soups and side orders, salads, hamburgers and sandwiches, and desserts. Breakfast items and coffee accounted for approximately 70% of food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week, with most generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends and with some open 24 hours on the weekends. Some Restaurants are open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families and to a lesser extent senior citizens which are attracted to the high-quality, low-to moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. The Company believes that repeat business has accounts for a majority of the Restaurant sales.

Each of the original 30 Bickford's consists of a free standing building that covers approximately 2,700 to 7,000 square feet, and are typically located adjacent to major roads and highways and/or shopping malls. Nearly all contain two dining areas, smoking and non-smoking. At December 31, 1997, 13 of the Restaurant buildings were owned, while the remaining 48 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 100 to 240 people. Eight of the Bickford's Restaurants provide counter service.

Restaurant Expansion and Renovation

ELXSI's acquisition of Bickford's and Howard Johnson's provided an opportunity to renovate the existing Restaurants and to acquire additional locations. Capital expenditures during the years ended December 31, 1997, 1996 and 1995 were as follows:


                                   1997           1996            1995
                              -------------   ------------    ------------

Expansion                     $     725,000  $     483,000   $     221,000
Conversions                              --        747,000         243,000
Purchase leased property            635,000             --              --
Renovation                          255,000        384,000         415,000
Replacement due to fire loss        517,000        249,000              --
Refurbishment & Equipment         1,695,000      1,028,000       1,088,000
                              -------------  -------------    ------------
                              $   3,827,000 $    2,891,000    $  1,967,000
                              ============= ==============    ============

Acquisition of Abdow's        $          -- $          --     $  2,575,000
                              ============= ==============    ============


All of the above capital expenditures, except for the 1995 acquisition of Abdow's and the 1997 purchase of leased property, were funded by earnings from operations. The acquisition of Abdow's in 1995, was funded by an increase in ELXSI's then existing line of credit with Bank of America Illinois (now named Bank of America National Trust and Savings Association, hereinafter, "BAI"). The purchase of the leased property was primarily made with the proceeds of a mortgage.

The Company currently plans to spend $2,100,000 for renovations, refurbishments and equipment replacements and $1,050,000 for Restaurant expansion during 1998. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units, and, to a lesser extent, from price increases. The Company believes that these factors at least partially resulted in sales at the original 30 Bickford's having increased.

Sales at the original comparable Bickford's Restaurants (28 restaurants in 1997) increased 4.3% in 1997, 1.6% in 1996 and 1.3% in 1995 over the prior year's sales; customer counts at original comparable Bickford's Restaurants decreased
 .8% in 1997, were flat in 1996 and increased 1.8% in 1995 over the prior year's counts; sales at same Restaurants (41 restaurants in 1997) increased 4.2% in 1997, 0.7% in 1996 and 0.4% in 1995, and customer counts at same Restaurants decreased 1.0% in 1997, decreased 0.8% in 1996 and increased 3.4% in 1995 over the prior year's counts.

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

Customers

The Restaurants are not dependent upon a single customer or group of customers, although a large portion of each Restaurant's customers live within a five mile radius thereof and, accordingly, repeat customers are important to the Bickford's Division's success. See the fourth paragraph of this "Restaurant Division" section above.

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

Employees

At December 31, 1997, the Restaurant Division employed approximately 2,750 persons, of whom approximately 2,259 were part-time hourly employees, approximately 270 were full-time hourly employees and approximately 221 were salaried personnel. This represents an increase since December 31, 1996 of approximately 100 persons, consisting mainly of part-time employees. None of the Restaurant Division's employees is represented by a union.

Environmental Matters

The Restaurant Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.

CUES DIVISION

The Cues Division sales were  $21,747,000,  $21,460,000 and $20,404,000 in 1997,
1996 and 1995,  respectively.  Cues Division sales represented  25.0%, 25.9% and
27.3%  of  the  total  sales  of  the  Company  during  1997,   1996  and  1995,
respectively.

Cues manufactures systems which utilize closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures unnecessarily burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network the treatment plant may become overwhelmed resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. In addition to truck mounted systems, Cues sells a range of portable systems that may be hand carried or mounted on a wheeled dolly for ease of transport to difficult access locations. Cues also provides product servicing and replacement parts for its customers. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not engaged in the service business of maintaining and repairing sewer lines but strictly manufactures equipment.

Inspection and Rehabilitation Equipment

Cues's inspection and sealing equipment constitutes an integrated system that provides the capability of inspecting underground sewer lines via remote control television cameras. The system has the capability of creating a permanent record on video tape of the pipe conditions such as distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for i.) detecting leaking joints through an air pressure testing device and ii.) properly applying chemical sealant to repair small pipe fractures and leaking joints.

Cues also manufactures and sells a line of remotely operated robotic cutting devices. These cutting devices reinstate or open lateral sewer lines, which are smaller-diameter pipes leading from residences or businesses into the main sewer pipes, after the laterals have been blocked by the material used in relining the main sewer pipe's interior surface.

Cues's inspection, cutting and sealing systems are placed in sewer lines through manholes. The television camera, positioned using either a motorized transporter or pulled on a skid assembly, relays a television picture of the interior of that sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three-inch-diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, the Cues inspection and sealing equipment gives the customers a permanent record of the condition of their sewer lines. If the television camera inspection of the sewer lines discloses a leaking joint or pipe fracture, sealing equipment can be introduced and positioned through use of the camera to make the repair. Once the sealing module is positioned, inflatable packers seal off the line at either end of the damaged area and a chemical sealant is applied that penetrates the leak or fracture as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

The sealing module manufactured by Cues is used to repair sewer lines where infiltration or inflow of water occurs through leaking joints and pipe fractures. Repairs can last 20 years or more, depending upon the structural soundness of the sewer line or repaired joints. Cues's sealing equipment is not designed to repair a severely damaged or collapsed pipe, which must be excavated and replaced in the traditional manner or repaired by the use of other sewer line repair technologies such as relining. However, Cues's Kangaroo cutting system is used integrally in the structural, in-line methods of repairing collapsed sewer lines. Cues has also developed a line of equipment for use in the inspection, but not the repair, of underground water wells, dams, industrial pipe, potable water lines and large-pipe storm drains.

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Milpitas, California; Toronto, Canada; and Maastricht, The Netherlands. In Orlando, Cues also maintains an inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles, generators, etc., furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $146,000, $287,000 and $255,000, during the years 1997, 1996 and
1995, respectively.

Product Development

Cues has an ongoing program to improve its existing products and to develop new products. During the 12 months ended December 31, 1997, 1996 and 1995, approximately $217,000, $248,000 and $311,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 1998, Cues currently plans to spend approximately $250,000 (exclusive of such personnel expenses) for product development activities.

Source and Availability of Raw Materials

Cues manufactures certain components of its system and purchases others, including television camera modules, monitors, video recorders, vehicles, all of which are available from a number of sources. These purchases from suppliers are done on a purchase order basis and without any long-term commitments or contracts.

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

Marketing

Cues markets its products and services in the United States though nine direct salesmen. In certain geographic areas of the country, Cues markets it products and services through independent representatives which are non-exclusive (to
Cues), none of whom accounted for more than 5% of the Cues Division's revenues in any of the last three years. The Company believes that the loss of any of these salesman or representatives would not have a material adverse effect on the Cues Division. Cues also employees technical service representatives located in Orlando, Toronto and Maastricht. Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more the 5% of Cues's 1997, 1996 or 1995 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services. The Cues name is well-established, affording it and its products wide recognition within its industry.

Outside North America, Cues markets its products in five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 1997, 1996 and 1995, export sales to foreign countries represented approximately 12%, 16% and 14% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, the currency and payment risk are minimized.

The Cues Division historically has not experienced any material problems or risks in distributing and selling products outside the United States, other than those normally associated with such efforts (e.g., language barriers, time differences, customs regulations and complications relative to the conforming of equipment to local electronic, video, vehicle and other standards).

Competition

Competition for the type of products sold by Cues is based mostly on price, features, service and reliability. Management believes that it competes effectively in each of these respects. Management also believes that there are six companies which produce and sell products which are competitive with those produced by Cues. A significant portion of sales are generated through a bidding process initiated by municipalities. This process is extremely price sensitive, requiring Cues to meet or beat competitors' bids in order to secure sales.

Employees

At December 31, 1997 Cues had 134 full and part-time employees. This includes three employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

Environmental

The Cues Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment that are typical for companies in its industry. Management believes that compliance therewith has had no material effect on its capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

ELXSI leases land and/or buildings at 48 of its 61 restaurants, under lease agreements expiring (including extension options) on various dates through 2032. The majority of these leases require ELXSI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments and a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 1997.


                                             Howard
                              Bickford's     Johnson's      Abdow's        Total
                              ----------     ---------      -------        -----

Massachusetts:    Owned            9             --            --              9
                  Leased          26              1             3             30

Connecticut:      Owned            2             --            --              2
                  Leased           5             --             2              7

Rhode Island:     Owned           --             --            --             --
                  Leased           5             --            --              5

New Hampshire:    Owned            2             --            --              2
                  Leased           5             --            --              5

Vermont:          Owned           --             --            --             --
                  Leased           1             --            --              1

Total:            Owned           13             --            --             13
                  Leased          42              1             5             48


ELXSI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for its Restaurant Division management and administrative headquarters, and a 26,000 square foot office and manufacturing facility in Orlando, Florida for its Cues Division. In addition, Cues B.V. owns an office and manufacturing facility in Maastricht, The Netherlands, and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada. During 1997, ELXSI purchased a 32,000 square foot facility, which after renovation and expansion, will be utilized by Cues as its new manufacturing and administrative facility. During 1998, ELXSI anticipates spending approximately $1.1 million to renovate and expand the facility.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the Company or any of its subsidiaries is a party or of which any of their respective properties is the subject, nor are there any proceedings known by the Company to be contemplated by governmental authorities against the Company or any of its Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded in the National Association of Securities Dealers, Inc.- National Market System of the Nasdaq Stock Market ("NASDAQ"), under the symbol ELXS. The following table sets forth high and low closing sales prices for the fiscal quarters indicated, as reported by NASDAQ.

                        1997                                   1996
          -------------------------------        -------------------------------

                 High           Low                     High           Low
               --------       -------                 --------       -------

First Quarter  $ 7.375        $ 5.875                 $ 6.875        $ 5.50
Second Quarter   7.375          5.75                    7.625          5.25
Third Quarter    12.00          7.00                    6.625          4.875
Fourth Quarter   15.00          8.75                    6.625          4.875


On March 20, 1998, the reported last sale price for the Company's Common Stock in NASDAQ was $13.75 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 20, 1998 there were 5,635 holders of record of the Company's Common Stock.

Dividend History

The Company has never paid a cash dividend, however management will consider paying dividends depending on future earnings and cash flows of the Company and other relevant considerations. On June 4, 1997, the Board of Directors declared a common stock purchase right dividend for shareholders of the Company's Common Stock outstanding as of June 16, 1997.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6. SELECTED  FINANCIAL  DATA
(Amounts in Thousands, Except Per Share Data)


                                                            Year Ended  December  31,
                                             1997           1996           1995           1994          1993
                                        -------------  -------------  -------------  -------------  -------------
Net Sales                               $      86,945  $      82,743  $      74,674  $      62,423  $     55,682

Costs and Expenses:
   Cost of sales                              (68,406)       (66,603)       (58,347)       (47,440)       (41,338)
   General and administrative                  (7,924)        (7,362)        (7,484)        (6,630)        (6,406)
   Depreciation and amortization               (3,176)        (2,775)        (2,206)        (1,794)        (1,589)
   Interest income                              1,287            111            125              8             --
   Interest  expense                           (1,420)        (1,495)        (1,767)        (1,426)        (1,653)
   Other (expense) income                        (239)           432             65            (41)           (80)
   Benefit (provision) for income taxes         7,312          2,332           (514)          (366)          (348)
                                        -------------   ------------  -------------  -------------  -------------

Net income                              $      14,379   $      7,383   $      4,546   $      4,734  $       4,268
                                        =============   ============   ============   ============  =============

Net income per common share
   Basic                                $        3.08   $       1.55   $       0.95   $       0.88  $        0.79
                                        =============   ============   ============   ============  =============
   Diluted                              $        2.88   $       1.51   $       0.89   $       0.79 $         0.72

Weighted average number of common and
 common equivalent shares
  Basic                                         4,661          4,763          4,811          5,353          5,369
  Assumed conversion of options and warrants      328            139            282            654            576
                                        -------------  -------------  -------------  -------------  -------------

  Diluted                                       4,989          4,902          5,093          6,007          5,945
                                        =============  =============  =============  =============  =============

Other Data:

Working capital                         $      12,095  $       8,649  $       2,438  $        (423) $         471
Total assets                                   66,453         59,478         47,699         40,516         38,520
Capitalized leases and long term debt          12,354         20,704         14,924         12,304         12,016
Stockholders' equity                           43,172         28,913         22,714         19,398         18,126

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

Year Ended December 31, 1997

Restaurant Division. The Restaurants had sales of $65,198,000, cost of sales of $53,378,000, selling, general and administrative expenses of $1,880,000 and depreciation and amortization expense of $2,694,000, which yielded operating income of $7,246,000. In addition, the Restaurants had $152,000 of interest expense related to the amortization of deferred financing fees and capital leases, and other expense of $152,000 related mainly to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $6,942,000.

Cues Division. Cues had sales of $21,747,000, cost of sales of $15,028,000, selling, general and administrative expenses of $4,245,000 and depreciation and amortization expense of $482,000, which yielded operating income of $1,992,000. In addition, Cues had $84,000 of interest expense, $24,000 of interest income and $87,000 of other expense, resulting in income before taxes of $1,845,000.

Corporate. Corporate general and administrative expenses were $1,799,000. The major components of these expenses were the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's proxy statement for further information), management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see Note 7 to the Consolidated Financial Statements), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

The terms of the Cadmus management agreement provide for Cadmus to provide ELXSI with advice and services with respect to it's business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research;
(n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. It is through the Cadmus management agreement that the Company is provided the non-director services of: Mr. Milley (except in his capacity as President of Cues, for which he is directly compensated by ELXSI), the Company's Chairman of the Board, President and Chief Executive Officer; Thomas R., Druggish, the Company's Vice President, Treasurer and Secretary; and Kevin P. Lynch, a Vice President and Director of the Company.

Corporate interest expense was $1,184,000, consisting of senior bank debt interest. The Company's senior bank debt lender is BAI; Note 8 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 1997, the Company recorded a current consolidated tax provision of $850,000 and a deferred tax benefit of $8,162,000, resulting in a net income tax benefit of $7,312,000. The deferred tax benefit was recorded in accordance with Statement of Accounting Standards Number 109 "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Management evaluated the likelihood of future earnings during the remaining life of its net operating loss and tax credit carryforwards and the anticipated realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, the ability of the company to realize budgeted future taxable income, and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with sections 382 and 383 of the Internal Revenue Code ("IRC"). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur - and no assurance can be given that one will not occur factors such as the number of common shares issued and outstanding, the market price of such shares, short term treasury rates, etc., would be used under the current tax laws to determine the amount of the tax loss and credit carryforwards that can be utilized each year. At December 31, 1996, management believed that the Company would have a cumulative stock ownership change of 50% or more during 1997. At December 31, 1997, management believed the possibility of a change of ownership occurring in 1998 was less likely due to Bylaw provisions approved by the stockholders in May 1997 to help limit such changes as well as the passage of time in the three-year window of ownership change calculation.

As a result, in 1997, the Company reduced the valuation allowance by a net $8,162,000, which increased in the deferred tax asset of $2,881,000 at December 31, 1996 to $11,043,000 at December 31, 1997. The net deferred tax asset represents the amount of net operating loss and tax credit carryforwards which management believes are more likely than not to be realized in the future.

Recording the deferred tax benefit in 1997 resulted in an increase in net income and basic earnings per share of $8,162,000 and $1.75 ($1.64 diluted earnings per share), respectively .

Earnings Per Share. The 1997 basic and diluted earnings per share were $3.08 and $2.88, respectively. The 1997 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,661,000 and 4,989,000, respectively. This compares to 1996 basic and diluted earnings per share of $1.55 and $1.51, respectively, when there were basic and diluted weighted average shares outstanding of 4,763,000 and 4,902,000, respectively. The average stock price during 1997 and 1996 was $8.23 and $5.83, respectively. The market price at December 31, 1997 and 1996 was $11.50 and $6.625, respectively.

Year Ended December 31, 1996

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

Corporate. Corporate general and administrative expenses were $1,350,000. The major components of these expenses were the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's proxy statement for further information), management fees paid to Cadmus, legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Corporate interest expense was $1,207,000, consisting of senior bank debt interest of $1,045,000 and senior subordinated note interest of $162,000.

During 1996, the Company recorded a current consolidated tax provision of $549,000 and a deferred tax benefit of $2,881,000, resulting in a net income tax benefit of $2,332,000 at the Corporate level.

During 1996, a portion of the valuation allowance was released based upon the success of Restaurant conversions and manufacturing consolidations which had begun in 1995. Accordingly, the Company recognized a $2,881,000 net deferred tax asset. The net deferred tax asset represents the amount of net operating loss and tax credit carryforwards which management believed was more likely than not to be realized in the future. At the end of 1996 and 1995, the Company believed that it would have a change of ownership of 50% or more, which would significantly restrict usage of net operating losses in future years under IRC sections 382 and 383.

Recording the deferred tax benefit in 1996 resulted in an increase in net income and earnings per share of $2,881,000 and $0.59, respectively.

Earnings Per Share. Basic and diluted earnings per share for 1996 were $1.55 and $1.51, respectively, with basic and diluted weighted average shares outstanding of 4,763,000 and 4,902,000, respectively. The average stock price during 1996 was $5.83 and the market price at December 31, 1996 was $6.625.

Year Ended December 31, 1995

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

Corporate. Corporate general and administrative expenses were $1,439,000. The major components of general and administrative expenses include the compensation accrual related to the Bickford's Phantom Stock Option Plan, management fees paid to Cadmus, legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses. Interest expense was $1,448,000, consisting of senior bank debt interest of $1,275,000 and senior subordinated note interest of $173,000. In addition, the Company recorded interest income of $123,000, other expense of $3,000 and a consolidated tax provision of $514,000 at the Corporate level.

At December 31, 1995, the Company maintained a 100% valuation allowance to account for the potential limitations imposed by IRC sections 382 and 383, as well as to give effect to uncertainties surrounding the future success of restaurant acquisitions and manufacturing consolidations undertaken at Cues during the year.

Earnings Per Share. Basic and diluted earnings per share for 1995 were $0.95 and $0.89, respectively, with basic and diluted weighted average shares outstanding of 4,811,000 and 5,093,000, respectively. The average stock price during 1995 was $6.12 and the market price at December 31, 1995 was $6.125.

Comparison of 1997 Results to 1996 Results

Sales during 1997 increased by $4,202,000, or 5.1%, gross profit increased by $2,399,000, or 14.9%, selling, general and administrative expense increased by $562,000, or 7.6%, and depreciation and amortization increased by $401,000, or 14.5%, resulting in an operating income increase of $1,436,000, or 23.9%, in each case as compared to 1996. Interest expense decreased by $75,000, or 5.0%, interest income increased by $1,176,000, or 1,059.5%, and other expense increased by $671,000 from other income of $432,000 in 1996 to other expense of $239,000 in 1997. In 1997, the Company recorded an income tax benefit of $7,312,000. The above changes resulted in an increase in net income of $6,996,000, or 94.8% in 1997 compared to 1996.

Restaurant Division. Restaurant sales increased by $3,915,000, or 6.4%, in 1997. The sales increase is primarily attributable to an increase in the same store sales of $1,528,000 and an increase in sales at new restaurants of $2,285,000. Same store restaurant sales increased by $1,528,000, or 3.5%, mainly as a result of a $1,232,000, or 4.3%, sales increase in the original comparable Bickford's acquired in 1991 (28 locations). In addition, the 11 other comparable Bickford's increased $478,000, or 4.3%.

The original comparable 28 Bickford's had negative customer counts of 0.8%, while the 12 other comparable Bickford's and the one Howard Johnson's had negative customer counts of 1.5% and 2.3%, respectively. Overall comparable customer counts decreased by 1.8% in 1997 compared to 1996. The one Howard Johnson's Restaurant is located near one of the three Bickford's that are licensed to an unrelated third party and, under the applicable license agreement, may not be converted into a Bickford's. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit increased by $1,527,000, or 14.8%, and the gross profit as a percentage of sales increased from 16.8% in 1996 to 18.1% in 1997. The main factors in the 1.3% increase in the gross profit percentage was a decrease in food and labor costs as a percentage of sales. Food costs as a percentage of sales decreased by 0.7%, from 26.0% to 25.3%, mainly due to discounts related to the increased volume of food purchases associated with the addition of new Restaurants, including the Abdow's. Labor costs as a percentage of sales decreased by 0.5%, from 35.8% in 1996 to 35.3% in 1997, due to the inclusion of $355,000 of start-up training costs in 1996 related primarily to the conversion of nine Abdow's into Bickford's restaurants. Variable and fixed costs were approximately flat as a percentage of sales in 1997 compared to 1996. Upon conversion of the Abdow's into Bickford's Restaurants, food costs as a percentage of sales declined to the average Bickford's level. Management currently intends to keep the present four remaining Abdow's Restaurants operating under that concept, which has generally lower margins than Bickford's, and therefore the overall margins will continue to be negatively affected.

Restaurant selling, general and administrative expense decreased by $76,000, or 3.9%, during 1997 compared to 1996.

Restaurant depreciation and amortization increased by $376,000, or 16.2%, during 1997 as compared to 1996. Restaurant depreciation and amortization will continue to increase each year with the addition of new Restaurants, or until such time as assets valued and recorded at the date of the Bickford's acquisition in July 1991 become fully depreciated. The equipment acquired in that acquisition has a seven-year useful life, and will become fully depreciated in 1998.

As a result of the above, Restaurant Division operating income increased by $1,227,000, or 20.4%, in 1997 compared to 1996.

Cues Division. Cues's sales increased by $287,000, or 1.3%, in 1997 compared to 1996. As a result of this increase and a 3.7% increase in Cues's gross profit percentage in 1997 compared to 1996, gross profit increased by $872,000, or 14.9%. Selling, general and administrative expenses increased by $189,000, or 4.7%, and depreciation and amortization expense increased by $25,000, or 5.5%. The increase in selling, general and administrative expenses resulted primarily from the increase in west coast sales effort. As a result of the above, operating income increased by $658,000, or 49.3%, in 1997 compared to 1996. Management anticipates that gross margins will continue to experience pressure in 1998 due to the fact that Cues's customers continue to stress pricing factors in awarding contracts through the competitive bidding process.

Corporate. Corporate's general and administrative expenses increased by $449,000, or 33.3%, during 1997 compared to 1996, partially due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan, an increase in management fee expense and an increase in other taxes. Interest expense decreased by $23,000, or 1.9%, in 1997 compared to 1996. The bank interest rate applicable to Company borrowings at December 31, 1997 was either prime (8.5%) or 2% over the Eurodollar rate, then approximately 8.00%. The Company has the option of designating a portion of its bank line of credit borrowings as Eurodollar rate financing for 30, 60 or 90-day periods.

On December 30, 1996, ELXSI purchased three revolving notes (the "Notes") with a face value of $6,650,000 from BAI, its lending bank, for $5,850,000. The Company recorded this $800,000 discount as a reduction in the face amount of the Notes on the December 31, 1996 balance sheet. The face value of the Notes, payable by three wholly-owned subsidiaries of Azimuth Corporation; (collectively, the "Azimuth Subsidiaries"), bore interest at 15% per annum payable in arrears on the 1st and 16th of each month and had a maturity date of June 30, 1998. The Notes were fully collateralized by all of the assets of Azimuth Corporation and the Azimuth Subsidiaries, including accounts receivable and inventory. Two of the Azimuth Subsidiaries design and manufacture trade show booth displays; the other is a distributor of electrical fuses and fasteners. Certain of the officers, directors and/or stockholders of Azimuth Corporation are officers, directors and/or stockholders of the Company and/or officers and directors of ELXSI.

The purpose of the transaction described above and in this paragraph was to prudently utilize the Company's debt capacity to earn a return not generally available in the marketplace for the commensurate risk. The knowledge of the Azimuth Corporation credit and the short time frame required to respond to BAI made ELXSI unique in its ability to capture such an attractive opportunity. As a result of the transactions, ELXSI became the senior revolving credit lender to the Azimuth Subsidiaries. Funding for ELXSI's purchase of the Notes was provided by BAI under an amendment and restatement of its credit agreement with ELXSI. The Company's return on investment from the foregoing transactions was in the form of net interest (i.e., the difference between the Azimuth's Subsidiaries' 15% interest rate and the Company's cost of borrowing) and the portion of the discount earned by the Company described above.

On June 16, 1997, the Azimuth Subsidiaries prepaid all of the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit negotiated with a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment.

During 1997, in connection with the Azimuth Subsidiaries financing transaction described above, the Company recorded interest income (including amortization of the discount), net of the applicable interest expense paid to BAI, of $709,000, or $0.15 per share ($0.14 diluted). Over the period the Notes were outstanding and held by ELXSI, it earned approximately $938,000 of net income from these transactions.

Comparison of 1996 Results to 1995 Results

Sales during 1996 increased by $8,069,000, or 10.8%, gross profit decreased by $187,000, or 1.1%, selling, general and administrative expense decreased by $122,000, or 1.6%, and depreciation and amortization increased by $569,000, or 25.8%, resulting in an operating income decrease of $634,000, or 9.6%, in each case as compared to 1995. Interest expense decreased by $272,000, or 15.4%, interest income decreased by $14,000 and other income increased by $367,000. In 1996, the Company recorded an income tax benefit of $2,332,000 compared to an income tax expense of $514,000 in 1995. The above changes resulted in an increase in net income of $2,837,000, or 62.4%, in 1996 compared to 1995.

Restaurant Division. Restaurant sales increased by $7,013,000, or 12.9%, in 1996. The sales increase is attributable to an increase in the same store sales of $309,000 and an increase in sales at new restaurants of $7,807,000, which were partially offset by a decrease in sales of $1,103,000 at a fire-damaged Bickford's, and the sale of one and the closing of another Abdow's Restaurants. The 1996 sales increase due to new restaurants consisted of $3,372,000 from the five purchased Abdow's, $3,563,000 from the nine converted Abdow's and $872,000 from other new Bickford's. Same store restaurant sales increased by $309,000, or 0.7%, mainly as a result of a $483,000, or 1.6%, sales increase in the original Bickford's acquired in 1991 (29 locations; excluding the fire damaged site). This increase was partially offset by a sales decrease of $107,000, or 0.9%, and $67,000, or 4.5%, at the 11 other comparable Bickford's and the one remaining Howard Johnson's unit, respectively.

The original 29 Bickford's (excluding the fire damaged site) had flat customer counts while the 11 other comparable Bickford's and the one Howard Johnson's had negative customer counts of 2.6% and 3.0%, respectively. Overall comparable customer counts decreased by 0.8% in 1996 compared to 1995, primarily due to the severe winter weather in the first quarter of 1996.

Restaurant gross profit decreased by $248,000 and gross profit as a percentage of sales decreased from 19.4% in 1995 to 16.8% in 1996. The main factor in the 2.6% decline in the gross profit percentage was an increase in labor costs. Labor costs as a percentage of sales increased by 2.0%, from 34.4% in 1995 to 36.4% in 1996, due to higher labor costs as a percentage of sales at the nine converted and five remaining Abdow's and $355,000 of start-up training costs in 1996 related primarily to the conversion of the nine Abdow's into Bickford's Restaurants. The 14 Abdow's Restaurants (including the nine converted into Bickford's) had labor costs as a percentage of sales of 40.8%. Management does not intend to reduce the labor costs immediately at the converted Abdow's as it does not wish to compromise their excellent service reputation. Food costs decreased by 0.3% in 1996 as compared to 1995, while variable costs increased by 0.4% during the same period. The food costs decrease was mainly due to an increase in cash rebates related to the increased volume of food purchases associated with the addition of new Restaurants, mainly the Abdow's. Upon conversion of an Abdow's into a Bickford's Restaurant, food cost as a percentage of sales tend to decline to the average Bickford's level. The Bickford's food costs increased as a percentage of sales as a result of the sale of higher-cost dinner items and an increase in the cost of individual food items, including eggs, bacon and sausage, partially offset by a decline in coffee costs. In addition, fixed costs as a percentage of sales increased by 0.6% in 1996, due to higher rents related to the inclusion of the Abdow's Restaurants for 12 months in 1996 as compared to six months in 1995.

Restaurant selling, general and administrative expense increased by $336,000 during 1996 over 1995, mainly as a result of adding additional support personnel as a result of the acquisition of Abdow's.

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

Cues Division. Cues's sales increased by $1,056,000, or 5.2%, in 1996 compared to 1995. As a result of this increase and a 1.1% decrease in Cues's gross profit percentage in 1996 compared to 1995, gross profit increased by $61,000. Operating income was positively impacted by a decrease in selling, general and administrative expenses of $369,000 partially offset by an increase in depreciation and amortization expense of $84,000. The decrease in selling, general and administrative expenses resulted primarily from the consolidation of Canadian operations into

Orlando and the restructuring of the west coast sales effort to become more efficient. As a result of the above, operating income increased by $346,000 in 1996 as compared to 1995.

Corporate. Corporate's general and administrative expenses decreased by $89,000 during 1996 compared to 1995, partially due to a decrease in the Bickford's management compensation accrual related to its Phantom Stock Option Plan. Interest expense decreased by $241,000 in 1996 compared to 1995 due to a decrease in interest rates and a lower average debt balance in 1996. The bank interest rate applicable to Company borrowings at December 31, 1996 was either prime (8.25%) or 2% over the Eurodollar rate, then approximately 7.68%. In addition, the Company prepaid the remaining $1,199,000 of its senior subordinated notes during 1996. These notes had interest rates of 15% and 14.5%.

ACQUISITIONS

On September 24, 1997, ELXSI completed the purchase of a building and land in Orlando, Florida, adjacent to Cues's existing facilities for $1,240,000. Upon completion of the renovation and expansion of the existing building it will be utilized by Cues for all manufacturing and administrative functions. Financing for the purchase was provided by the Orange County Industrial Development Authority (the "IDA"). The IDA issued a 15 year bond in the amount of $2,500,000, which was purchased by BAI. ELXSI will make 180 equal monthly principal payments of approximately $14,000. Interest is paid monthly in arrears initially at a taxable rate of either the BAI's reference rate or the Eurodollar rate plus 1.5%. During January 1998, the bonds converted to tax-exempt status and ELXSI began paying interest at approximately 64% of the taxable rate.

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation, of Springfield, MA, for a price of approximately $3,800,000 (including transaction fees and expenses of approximately $300,000). The transaction included the leasing of the 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. The acquisition was financed by an increase in ELXSI's existing line of credit with BAI. On February 1, 1996, ELXSI completed its sale of the Vernon, Connecticut Abdow's Restaurant for net proceeds of $1,225,000. During 1996, ELXSI closed one under-performing Abdow's Restaurant. In February 1998, ELXSI closed one additional under-performing Abdow's Restaurant.

INCOME TAXES AND INFLATION

In 1997, the Company recorded a provision for current federal alternative minimum taxes of $149,000 (after the benefit of federal net operating loss carryforwards of $1,616,000), a state income tax provision of $701,000 and a deferred tax benefit of $8,162,000, resulting in an income tax benefit of $7,312,000 (see "Year Ended December 31, 1997 - Corporate" above).

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

At December 31, 1997, the Company had approximately $208,000,000 in federal net operating loss carryforwards, which begin to expire in 1998 and fully expire in 2005 if not used. In addition, the Company had $1,700,000 in investment tax credit and research and development tax credit carryforwards available to reduce future federal income taxes. (see "Year Ended December 31, 1997 - Corporate" above).

Inflation and changing prices have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash positions at December 31, 1997 and 1996 were $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During 1997, the Company had cash flow from operations of $10,784,000 which, along with the net collection of related party notes receivable of $3,850,000 and net borrowings of long-term debt of $3,020,000, funded the purchase of property, plant and equipment totalling $5,435,000 (including the $1,407,000 of land and building construction-in-progress and the three new Restaurants opened in 1997), net payments of the line of credit of $10,765,000, principal payments of other long-term debt totalling $74,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $22,000; payment of deferred bank fees of $153,000; and principal payments on capital leases of $137,000. During 1997, current assets increased by $3,697,000, primarily due to the increase in restricted cash and cash equivalents and an increase in the Company's deferred tax asset. Current liabilities increased in 1997 by $316,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1996, the Company had cash flow from operations of $4,200,000 which, along with the $1,075,000 proceeds from the sale of the Vernon, Connecticut Abdow's Restaurant and net borrowings of $7,112,000 under the bank line of credit, funded the purchase of property, plant and equipment totalling $3,108,000 (including the one new Restaurant opened in 1996), a loan to ELX Limited Partnership ("ELX") totalling $909,000, the purchase of related party debt with a face amount of $6,650,000 from BAI for $5,850,000 (see "Comparison of 1997 Results to 1996 Results and Corporate" above); principal payments of long-term 14.5% and 15% senior subordinated notes totalling $1,199,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $1,146,000; and principal payments on capital leases of $139,000. During 1996, current assets increased by $4,249,000, primarily due to an increase in Cues's inventory, the recording of a deferred tax asset, an increase in Bickford's and Corporate's accounts receivable due to an insurance settlement related to a Restaurant fire in 1996, partially offset by a decrease in the asset held for sale due to the sale of the Vernon, Connecticut Abdow's restaurant. Inventory increased due to Cues's introduction and development of new products, a general increase in component parts used in production and an increase in finished assemblies. Current liabilities decreased in 1996 by $750,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1995, the Company had cash flow from operations of $5,078,000, which along with net borrowings of $2,334,000 in long-term debt funded the purchase of property, plant and equipment totalling $2,357,000 (including the one new Restaurant opened in 1995); the net cost of acquiring the fifteen Abdow's totalling $2,575,000; the recording of assets held for sale of $1,075,000; the repurchase of Common Stock of $1,224,000; the payment of bank fees of $125,000; and the principal payments on capital leases of $56,000. During 1995, current assets increased by $4,034,000, primarily due to an increase in Cues's inventory and the recording of an asset held for sale at December 31, 1995 related to the Vernon, Connecticut Abdow's Restaurant. Inventory increased due to Cues's introduction and development of new products and an increase in equipment used for demonstrations. The increase in current assets was partially offset by an increase in current liabilities of $647,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

Future Needs for and Sources of Capital. Management believes that cash generated by operations is sufficient to fund current operations, including the interest payments on bank debt. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1997, together with the report thereon of Price Waterhouse LLP dated March 12, 1998, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this Report.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Since the beginning of 1996: (i) Price Waterhouse LLP, the Company's independent accountants engaged as the principal accountant to audit the Company's financial statements, has neither resigned (or indicated it has declined to stand for re-election after the completion of a current audit) or been dismissed, and (ii) no new independent accountant has been engaged by the Company as either the principal accountant to audit a significant subsidiary.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1997 for the annual Meeting of Stockholders to be held in May 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1997 for the annual Meeting of Stockholders to be held in May 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1997 for the annual Meeting of Stockholders to be held in May 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the ELXSI Corporation Proxy Statement to be filed within 120 days after December 31, 1997 for the annual Meeting of Stockholders to be held in May 1998.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND
          REPORTS ON FORM 8-K

(a) Documents  filed  as  part of  this  report:

Index  to  Consolidated  Financial Statements
---------------------------------------------

1.  Financial   Statements                                         Page
                                                                  Number(s)
                                                                  ---------

  Report of Independent Certified Public Accountants                 F-1
  Consolidated Balance Sheets at December 31, 1997 and 1996          F-2 to F-3
  Consolidated  Income  Statements  for the three years
     ended December 31, 1997                                         F-4
  Consolidated  Statements of  Stockholders'  Equity for the
     three years ended December 31, 1997                             F-5
  Consolidated Statements of Cash Flows for the three years
     the  three  years  ended  December  31,  1997                   F-6 to  F-7
  Notes to Consolidated Financial  Statements                        F-8 to F-27

2.  Financial  Statement  Schedules

               Schedule
               Number         Description                                       Page
               ------         -----------                                       ----
                 II           Valuation and Qualifying  Accounts and Reserves   S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K filed November 13, 1992 (File No 0-11877)).

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

3.3 Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 24, 1997 and filed on June 26, 1997 (File No. 0-11877)).

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4 Form of Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.5 Series B Warrant No. B-1 to purchase 604,656 shares of Series A Non-Voting Convertible Preferred Stock issued to Continental Illinois Equity Corporation ("CIEC") (now named BankAmerica Capital Corporation ("BACC")). (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No.

       0-11877)).

4.6 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.7 Form of Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

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

4.12 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BAI"). (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.13 Warrant Purchase and Senior Subordinated Note termination Agreement, dated as of December 30, 1996, between BACC and the Company. (Incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

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

4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement filed and dated June 10, 1997 (File no. 0-11877)).

4.18 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.19 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.20 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.21 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.22 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.23 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.24 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

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

10.4 The Company's 1995 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 033-

         64205)).

10.5 The Company's 1996 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).

10.6 The Company's 1997 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statements filed January 30, 1998 (Registration No. 333-4538))

10.7 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.8 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.9 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.14 Non-Qualified Stock Option Agreement issued to Thomas R. Druggish for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 3, 1989 (File No 0-11877)).

10.16 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit
         10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.17 Management Agreement between Winchester National, Inc. (d/b/a M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-11877)).

10.18 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and Milley Management Incorporated ("MMI"). (Incorporated herein by reference to Exhibit
         10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.19 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.20 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus (incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.21 Assignment to Cadmus Corporation ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.22 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.23 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing.

10.24 Form of Stock Purchase and Option Exercise Agreement, dated as of December 30, 1996, between BACC and ELX (Incorporated herein by reference to Exhibit D to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.25 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999 (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.26 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BAI (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.27 Second Amended and Restated Loan and Security Agreement, dated as of October 9, 1995, between Azimuth and BAI. (Incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.28 Loan and Security Agreement, dated as of October 9, 1995, between DEI and BAI. (Incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.29 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BAI. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.30 Loan and Security Agreement, dated as of October 9, 1995, between CDW and BAI. (Incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.31 First Omnibus Amendment, dated as of August 9, 1996, among Azimuth, DEI, CDI, CDW and BAI. (Incorporated herein by reference to Exhibit
         10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.32 Second Omnibus Amendment, dated as of September 23, 1996, among Azimuth, DEI, CDI, CDW and BAI. (Incorporated herein by reference to
         Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.33 Third Omnibus Amendment, dated as of November 27, 1996, among Azimuth, DEI, CDI, CDW and BAI. (Incorporated herein by reference to Exhibit
         10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.34 Second Amended and Restated Guaranty, dated as of October 9, 1995, made by DEI, CDI and CDW in favor of BAI. (Incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.35 Second Amended and Restated Pledge Agreement, dated as of October 9, 1995, among Azimuth, DEI, CDI, CDW and BAI. (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.36 Form of letter, dated June 1997 from ELXSI to Azimuth, DEI, CDI, and CDW (Incorporated herein by reference to Exhibit C to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997 filed in respect of the Company's Common Stock)

10.37 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley (Incorporated herein by reference to Exhibit
         10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-11877)).

23.1     Consent of Price Waterhouse LLP

27       Financial Data Schedule

(b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                                   Date
-----------------             ------------------                        --------------

/s/ Alexander M. Milley       Chairman of the Board,                    March 20, 1998
--------------------------
      Alexander M. Milley     President andChief Executive
                              Officer (Principal Executive Officer)

/s/ Robert C. Shaw
--------------------------    Director and Vice President               March 20, 1998
      Robert C. Shaw

/s/ Thomas R. Druggish        Vice President, Treasurer                 March 20, 1998
--------------------------
     Thomas R. Druggish       and Secretary (Chief
                              Accounting Officer and
                              Principal Financial Officer)

/s/ Kevin P. Lynch            Director and Vice President               March 20, 1998
--------------------------
     Kevin P. Lynch

/s/ Farrokh K. Kavarana       Director                                  March 20, 1998
--------------------------
     Farrokh K. Kavarana

/s/ Denis M. O'Donnell        Director                                  March 20, 1998
--------------------------
     Denis M. O'Donnell

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 26, present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
-----------------------------
Price Waterhouse LLP


Orlando, Florida
March 12, 1998

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                             December 31,           December 31,
                                                1997                   1996
                                             -----------            -----------

Current assets:

  Restricted cash and cash equivalents       $     1,079            $        --

  Accounts receivable, less allowance for
   doubtful accounts of $117 and $54 in 1997
   and 1996, respectively                          3,987                  3,425

  Inventories                                     10,378                 11,017

  Prepaid expenses and other current assets          203                    234

  Notes receivable - related party                    --                  1,156

  Deferred tax asset                               5,024                  1,142

     Total current assets                         20,671                 16,974

Property, buildings and equipment, net            29,681                 27,677

Intangible assets, net                             5,344                   5,525

Deferred debt costs, net                             155                      76

Notes receivable - related party                   4,065                   6,759

Deferred tax asset - noncurrent                    6,019                   1,739

Other                                                518                     728
                                          --------------           -------------

     Total assets                         $       66,453           $      59,478
                                          ==============           =============





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,           December 31,
                                                1997                    1996
                                             -----------            -----------

Current liabilities:
   Accounts payable                          $     3,226            $     3,266
   Accrued expenses                                5,005                  4,649
   Capital lease obligations - current               125                    142
   Current portion of long-term debt                 220                    268
                                             -----------            -----------

     Total current liabilities                     8,576                  8,325

Capital lease obligations - non current            1,074                  1,588
Long-term debt, net of discount                   10,935                 18,706
Other non current liabilities                      2,696                  1,946
                                             -----------            -----------

     Total liabilities                            23,281                 30,565
                                             -----------            -----------

Commitments and contingencies (Note 9)                --                     --
-------------- -------------

Stockholders' equity:
  Preferred Stock, Series A Non-voting
    Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                      --                     --
  Common Stock, par value $0.001 per share
    Authorized--160,000,000 shares
    Issued and outstanding--4,660,980
    at December 31, 1997 and 4,660,869
    at December 31, 1996                               5                      5
  Additional paid-in-capital                     228,509                228,520
  Accumulated deficit                           (185,133)              (199,512)
  Cumulative foreign currency translation
    adjustment                                      (209)                  (100)
                                            ------------           ------------

Total stockholders' equity                        43,172                 28,913
                                            ------------           ------------

Total liabilities and stockholders' equity  $     66,453           $     59,478
                                            ============           ============




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)


                                                      Year Ended December 31,
                                             ------------------------------------------
                                                  1997          1996          1995
                                             -------------- ------------- -------------

Net sales                                    $       86,945 $      82,743 $      74,674

Costs and expenses:
   Cost of sales                                     68,406        66,603        58,347
   Selling, general and administrative                7,924         7,362         7,484
   Depreciation and amortization                      3,176         2,775         2,206
                                             -------------- ------------- -------------

Operating income                                      7,439         6,003         6,637

Other income (expense):
     Interest income                                  1,287           111           125
     Interest expense                                (1,420)       (1,495)       (1,767)
     Other (expense) income                            (239)          432            65
                                             -------------- ------------- -------------

Income before income taxes                            7,067         5,051         5,060

Benefit (provision) for income taxes                  7,312         2,332          (514)
                                             -------------- ------------- -------------

Net income                                   $       14,379 $       7,383 $       4,546
                                             ============== ============= =============


Net income per common share:
   Basic                                     $         3.08 $        1.55 $        0.95
                                             ============== ============= =============
   Diluted                                   $         2.88 $        1.51 $        0.89
                                             ============== ============= =============

Weighted average number of common
 and common equivalent shares:
  Basic                                               4,661         4,763         4,811
                                             ============== ============= =============
  Diluted (see Note 11)                               4,989         4,902         5,093
                                             ============== ============= =============






The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                                                              Cumulative
                                                                                               Foreign
                                                                     Additional   Accum-       Currency
                                              Common Stock             Paid-In    ulated      Translation
                                           Shares     Dollars          Capital    Deficit     Adjustment
                                          --------   ---------       ----------  ---------    -----------

Balance at December 31, 1994              5,032,333  $       5       $  230,890  $(211,441)   $       (56)

Foreign currency translation
   adjustment                                    --         --               --         --             (6)
Purchase and retirement of
   Common Stock                            (240,000)        --           (1,224)        --             --
Issuance of fractional shares                    20
Net income                                                  --         --            4,546             --
                                          ---------  ---------       ----------  ---------     ----------

Balance at December 31, 1995              4,792,353          5          229,666   (206,895)           (62)

Foreign currency translation
   adjustment                                    --         --               --         --            (38)
Purchase and retirement of Common
     Stock and warrants to purchase
     convertible preferred stock           (131,500)        --           (1,146)        --             --
Issuance of fractional shares                    16         --               --         --             --
Net income                                                  --               --      7,383             --
                                         ----------  ---------       ----------  ---------     ----------

Balance at December 31, 1996              4,660,869          5          228,520   (199,512)          (100)

Foreign currency translation
     adjustment                                  --         --               --         --           (109)
Purchase and retirement of
     Common Stock                            (2,000)        --              (22)        --             --
Exercise of Common Stock options
     to purchase Common Stock                 2,100         --               11         --             --
Issuance of fractional shares                    11         --               --         --             --
Net income                                       --         --               --     14,379             --
                                         ----------  ---------       ----------  ---------     ----------

Balance at December 31, 1997              4,660,980  $       5       $  228,509  $(185,133)    $     (209)
                                         ==========  =========       ==========  =========     ==========







The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1997        1996       1995
                                                          --------     -------    -------

Cash flows provided by operating activities:

Net income                                                $ 14,379     $ 7,383    $ 4,546
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            3,176       2,775      2,206
    Amortization of deferred debt costs                         74         166        213
    Amortization of debt discount                               --          12         19
    Loss on disposal of equipment                               42         292         54
    Other                                                       --         (38)        (6)

(Increase) decrease in assets:
    Accounts receivable                                       (562)       (649)      (498)
    Inventories                                                639      (2,540)    (2,269)
    Prepaid expenses and other current assets                   31         163       (192)
    Deferred tax asset                                      (8,162)     (2,881)        --
    Other                                                      101        (283)      (242)
(Decrease) increase in liabilities:
    Accounts payable                                           (40)     (1,003)       253
    Accrued expenses                                           356         253        394
    Other non current liabilities                              750         550        600
                                                          --------     -------    -------
    Net cash provided by operating activities               10,784       4,200      5,078
                                                          --------     -------    -------

Cash flows used in investing activities:

    Proceeds from sale of Abdow's Restaurant                    --       1,075         --
    Acquisition of asset held for sale                          --          --     (1,075)
    Acquisition of Abdow's Restaurants                          --          --     (2,575)
    Purchase of property, buildings and equipment           (5,435)     (3,108)    (2,357)
    Collection of notes receivable - related party           5,850          --         --
    Investment in notes receivable - related party          (2,000)     (6,759)        --
                                                          --------     -------    -------
    Net cash used in investing activities                   (1,585)     (8,792)    (6,007)
                                                          --------     -------    -------







The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)



                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1997        1996       1995
                                                          --------     -------    -------

Cash flows (used in) provided by financing activities:

   Net (payments) borrowings on line of credit            $(10,765)    $ 7,112    $ 2,429
   Borrowings of long-term debt                              3,020
   Payments of long-term senior subordinated debt               --      (1,199)       (83)
   Payments of long-term debt                                  (74)         (6)       (12)
   Purchase of Common Stock and warrants to
    purchase Common Stock                                      (22)     (1,146)    (1,224)
   Proceeds from exercise of Common Stock
    options                                                     11          --         --
   Payment of deferred bank fee                               (153)        (30)      (125)
   Principal payments on capital lease obligations            (137)       (139)       (56)
                                                          --------     -------    -------
   Net cash (used in) provided by financing activities      (8,120)      4,592        929

Increase in cash and cash equivalents                        1,079          --         --

Cash and cash equivalents, beginning of period                  --          --         --
                                                          --------     -------    -------

Cash and cash equivalents, end of period                  $  1,079     $    --    $    --
                                                          ========     =======    =======


Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
     Interest                                             $  1,237     $ 1,411    $ 1,544
     Taxes                                                     856         747        563


Non Cash Investing Activities:

In October 1997, the Company purchased a restaurant facility it was previously leasing, which was classified as a capital lease, in Marlboro, Massachusetts for approximately $635,000, $520,000 of which was financed with a mortgage note (see
Note 8).





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


Note 1. The Company

General. ELXSI Corporation (together with its subsidiary, the "Company") has historically operated principally through its wholly-owned California subsidiary, ELXSI. Prior to 1990, the principal business of ELXSI was the design, manufacture, sale and support of minisupercomputers. In July 1989, the Company announced a major restructuring of its computer operations. In September 1989, the Company discontinued all computer operations.

On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants from Marriott Family Restaurants, Inc. These Restaurants are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

Between 1992 and 1996, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened eight new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed another of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During 1997, ELXSI opened three new Bickford's Restaurants. At December 31, 1997, ELXSI operated 55 Bickford's Restaurants, five Abdow's and one Howard Johnson's Restaurant (the "Restaurants" or "Restaurant Division").

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

Fair Value of Financial Instruments. The carrying amount of restricted cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and long-term debt approximates fair value because of the short maturity of those instruments and the variable nature of the interest rates associated with the debt.

Inventories. Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

Property, Buildings and Equipment. Property, buildings and equipment, including buildings under capital leases, are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. Buildings held pursuant to capital leases are amortized over the shorter of the term of the applicable lease (including extension options) or the estimated useful life. The estimated lives used are:

     Buildings and improvements                   30 years
     Equipment, furniture and fixtures             7 years

Depreciation  expense for 1997,  1996 and 1995 was  $2,995,000,  $2,597,000  and
$2,018,000, respectively.

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future un-discounted cash flows associated with the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), was adopted by the Financial Accounting Standards Board ("FASB") in March 1995 and was implemented by the Company in 1996. However, since the Company's previous accounting policy was consistent with the provisions of SFAS 121, there was no impact as a result of adopting the new standard.

Intangible Assets. The excess of cost over fair value of net assets acquired is amortized over 35 years using the straight-line method. Amortization expense for 1997, 1996 and 1995 was $150,000, $150,000 and $153,000, respectively.
Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks are amortized over 35 years using the straight-line method. Trademark amortization expense for 1997, 1996 and 1995 was $31,000, $28,000 and $35,000,
respectively.

Deferred Debt Costs. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 1997 and 1996, $155,000 and $76,000, respectively, remained to be amortized over future periods. Amortization expense in 1997, 1996 and 1995 was $74,000, $166,000 and $213,000, respectively.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes. The Company has adopted Statement of Financial Accounting Standards Number 109 "Accounting For Income Taxes" ("SFAS 109"). This Statement provides for accounting for taxes under an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income, in determining the likelihood of realizing deferred tax assets (see Note 6).

Advertising. Advertising costs, included in selling, general and administrative expense, are expensed as incurred and totalled $1,028,000, $975,000 and $862,000 in 1997, 1996 and 1995, respectively.

Reclassification. The Company has recorded certain reclassifications in prior years to be consistent with the current years presentation.

Accounting for Stock-Based Compensation. In October 1995, the FASB adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which governs the accounting for stock-based compensation plans, including employee stock options. The statement allows companies the choice of adopting a new fair value-based method of accounting for such plans that includes expensing related compensation cost in the income statement, or continuing to apply the method specified under preexisting guidelines under which generally no compensation expense is recorded. If companies elect to follow preexisting guidelines, the new statement requires that the notes to the financial statements include pro forma information on net income and earnings per share as if the fair value based method were being used. The Company has elected to continue to measure compensation expense under the preexisting guidelines. Pro forma information relating to stock-based compensation is presented in Note 11.

Adoption of New Accounting Standards. In February 1997, the FASB adopted Statement of Financial Accounting Standards (SFAS 128), "Earnings Per Share", which requires companies to change in fiscal 1997 the way that they calculate and present earnings per share. In accordance with those requirements, the Company now presents "basic" earnings per share, which is net income divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's common stock equivalents consist of employee and director stock options and warrants to purchase common stock. Earnings per share presented for prior periods have been restated in accordance with SFAS 128.

In June 1997, the FASB adopted two standards: SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." Both of these new standards relate to the presentation of financial information and do not impact the computation of net income or earnings per share. Both will be effective for the Company beginning with its 1998 annual financial statements. SFAS 130 requires that companies display "comprehensive income", which in addition to the current definition of net income includes certain amounts currently recorded directly in equity. For the Company, the only such item is foreign currency translation adjustments. This new standard will be adopted by adding a column, which will show comprehensive income, to the statement of changes in stockholder' equity.

SFAS 131 mandates the management approach to identifying business segments. Under the management approach, segments are defined as the organizational units that have been established for internal performance evaluation purposes. For the Company, the new standard will not impact its current presentation of segments.

Year 2000 Compliance. The Company has studied the issue of Year 2000 compliance and its potential effects on the Company's operations. Based on its assessment, the Company expects to upgrade its critical computer systems to make them Year 2000 compliant by the end of fiscal 1998 without material expenditures. Year 2000 compliance is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 3. Acquisitions

On September 24, 1997, ELXSI completed the purchase of a building and land in Orlando, Florida, adjacent to Cues existing facilities, for $1,240,000, . Upon completion of the renovation and expansion of the existing building it will be utilized by Cues for all manufacturing and administrative functions. Financing for the purchase was provided by the Orange County Industrial Development Authority (the "IDA"). The IDA issued a 15 year bond in the amount of $2,500,000, which was purchased by Bank of America National Trust and Savings Association, (formerly named Bank of America Illinois) ("BAI"). ELXSI will make 180 equal monthly principal payments of approximately $14,000. Interest is paid monthly in arrears initially at a taxable rate of either BAI's reference rate or the Eurodollar rate plus 1.5%. During January 1998, the bonds converted to tax-exempt status and ELXSI is paying interest at approximately 64% of the taxable rate.

On July 3, 1995, ELXSI acquired 16 Abdow's Family Restaurants from Abdow Corporation, of Springfield, MA, for approximately $3,800,000 (including expenses of approximately $300,000). The acquisition was financed by an increase in ELXSI's existing line of credit with the BAI. The transaction involved the leasing of the 16 restaurant sites and the purchase of associated assets located in western Massachusetts and central Connecticut. ELXSI converted nine of the Abdow's locations into Bickford's Restaurants during 1995 and 1996. Shortly after the acquisition, ELXSI negotiated the sale of the Vernon, Connecticut Abdow's Restaurant for a net sales price of approximately $1,225,000, which approximated the fair market value of the Restaurant on the date of its acquisition by ELXSI. The balance of the receivable from the sale is reflected as an asset held for sale at December 31, 1995. The balance of the purchase price of $2,575,000 was allocated to the equipment, leasehold improvements and leasehold interests of the remaining 15 Abdow's restaurants. The sale of the Vernon Connecticut, Abdow's Restaurant was consummated on February 1, 1996.
During  1996,  ELXSI  closed  one  under-performing  Abdow's  Restaurant.  As of
December 31, 1997, ELXSI continued to operate five Abdow's and nine Abdow's converted facilities as Bickford's Restaurants.

Note 4. Restricted Cash

Industrial development bond proceeds used to finance the Orlando building and land acquisition noted above in excess of the purchase price of the building and land and the portion of the transaction costs allowed to be paid at closing from the bond proceeds are being held by a trustee pursuant to a trust indenture between the IDA and a commercial bank, as trustee. As of December 31, 1997, the trustee held cash in the amount of $1,079,000, which is restricted for use by Cues to fund building improvements and equipment expenditures to modify the building for its intended use. The funds are reflected as restricted cash and cash equivalents in the accompanying balance sheet at fair market value and are invested in a money market mutual fund pursuant to the trust indenture.

Note 5. Composition of Certain Financial Statement Components


                                                       Year Ended December 31,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------

Inventories:
   Raw materials and finished goods                  $  6,884,000    $  7,734,000
   Work in process                                      3,494,000       3,283,000
                                                     ------------    ------------
                                                     $ 10,378,000    $ 11,017,000
                                                     ============    ============

Property, buildings and equipment:
     Land                                            $  7,599,000    $  7,298,000
     Buildings and improvements                        15,307,000      14,817,000
     Buildings held pursuant to capital leases           ,234,000        ,671,000
     Equipment, furniture and fixtures                 15,593,000      12,544,000
     Construction in progress                           1,407,000              --
                                                     ------------    ------------
                                                       41,140,000      36,330,000
     Accumulated depreciation and amortization        (11,459,000)     (8,653,000)
                                                     ------------    ------------
                                                     $ 29,681,000    $ 27,677,000
                                                     ============    ============

Costs to complete the Cues facility are estimated to be $1,100,000 at December 31, 1997.



                                                       Year Ended December 31,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------

Intangible assets:
     Excess of cost over fair value of
      net assets acquired                            $  5,249,000    $  5,249,000
     Trademarks                                         1,030,000       1,030,000
     Liquor licenses                                       85,000          85,000
                                                     ------------    ------------
                                                        6,364,000       6,364,000
     Accumulated amortization                          (1,020,000)       (839,000)
                                                     ------------    ------------
                                                     $  5,344,000    $  5,525,000
                                                     ============    ============

The excess of cost over fair value of net assets acquired, trademarks and liquor licenses represent the value assigned to these intangible assets upon the acquisition of Restaurants and Cues by ELXSI.



                                                       Year Ended December 31,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------

Accrued expenses:
     Salaries, benefits and vacation                 $  1,768,000    $  1,513,000
     Other taxes                                           42,000         587,000
     Insurance                                            633,000         461,000
     Utilities                                            258,000         293,000
     Professional  fees                                   212,000         301,000
     Royalty                                              202,000         128,000
     Warranty                                             200,000         180,000
     Other reserves                                       171,000         175,000
     Rents                                                170,000         214,000
     Interest and bank fees                               140,000          31,000
     Acquisition  costs                                    50,000          26,000
     Management fees - related party                           --         119,000
     State and federal  income taxes                        9,000          54,000
     Other expenses                                       550,000         567,000
                                                     ------------    ------------
                                                     $  5,005,000    $  4,649,000
                                                     ============    ============

Note 6. Income Taxes

Pre-tax income for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                        1997           1996           1995
                                   -------------  -------------  --------------

     Domestic                      $   6,938,000  $   5,000,000  $    4,941,000
     Foreign                             129,000         51,000         119,000
                                   -------------  -------------  --------------
     Total                         $   7,067,000  $   5,051,000  $    5,060,000
                                   =============  =============  ==============

The components of income tax benefit (expense) related to earnings for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                              Year Ended December 31,
                                   --------------------------------------------

                                        1997           1996           1995
                                   -------------  -------------  --------------

     Current:
      Federal                      $    (149,000) $    (105,000) $     (118,000)
      State and local                   (701,000)      (444,000)       (396,000)
                                   -------------  -------------  --------------
                                        (850,000)      (549,000)       (514,000)
                                   -------------  -------------  --------------
     Deferred:
      Federal                          8,162,000      2,881,000              --
      State and local                         --             --              --
                                   -------------  -------------  --------------
                                       8,162,000      2,881,000              --
                                   -------------  -------------  --------------

     Total                         $   7,312,000  $   2,332,000  $     (514,000)
                                   =============  =============  ==============

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax (liabilities) assets are comprised of the following at December 31, 1997 and 1996:


                                                       1997            1996
                                                   ------------    ------------

     Fixed asset and other                         $ (1,147,000)   $ (1,245,000)
                                                   ------------    ------------
      Gross deferred tax liabilities                 (1,147,000)     (1,245,000)
                                                   ------------    ------------

     Accrued expenses and other                       1,989,000         814,000
     Loss carryforwards                              70,618,000      73,440,000
     Credit carryforwards                             2,342,000       6,851,000
                                                   ------------    ------------
      Gross deferred tax assets                      74,949,000      81,105,000
                                                   ------------    ------------

     Deferred tax asset valuation allowance         (62,759,000)    (76,979,000)
                                                   ------------    ------------
      Net deferred taxes                           $ 11,043,000    $  2,881,000
                                                   ============    ============

At December 31, 1997 and 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $208 million and $216 million, respectively. The decrease in the net deferred tax asset primarily resulted from the use of net operating loss carryforwards to offset 1997 estimated federal taxable income and a reduction in credits available to the Company. The Company also has investment tax credit carryforwards and research and development tax credit carryforwards of approximately $1.7 million. These net operating loss carryforwards and investment tax credit carryforward expire as follows:


                                                                 Investment
                                        Net Operating Loss       Tax Credit
                                          Carryforwards         Carryforwards
                                          -------------         -------------

          1998                            $   7,837,000         $   1,021,000
          1999                               72,325,000               425,000
          2000                               54,316,000               269,000
          2001                               33,916,000                 7,000
          2002                                5,836,000                    --
          2003                               14,118,000                    --
          2004                               18,941,000                    --
          2005 through 2009                     409,000
                                          -------------         -------------
                                          $ 207,698,000         $   1,722,000
                                          =============         =============

The Company also has minimum tax credit carryforwards of approximately $620,000 which have an unlimited carryforward period.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting For Income Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

During 1996, a portion of the valuation allowance was released based upon the success of restaurant conversions and manufacturing consolidations which had begun in 1995. Accordingly, the Company recognized a $2,881,000 net deferred tax asset. At the end of 1996, the Company believed it would have a change of ownership of 50% or more.

During 1997, facts and circumstances surrounding the Company's belief that they would have a change in ownership of 50% or more materially changed. Accordingly, the Company reduced the valuation allowance applied against net operating loss carryforwards by $8,162,000 based upon reasonable and prudent tax planning strategies and future income projections. Accordingly, this increased the net deferred tax asset to $11,043,000, which represents an amount that management believes more likely than not will be realized. The total amount of future taxable income necessary to realize the asset is approximately $32,000,000. The Company expects to generate this income principally through the continued adherence to reasonable tax planning strategies and future income projections. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

The Company's net deferred tax assets include substantial amounts of net operating loss and credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1997        1996       1995
                                                          --------     -------    -------

   Federal income tax rate                                    34.0%       34.0%      34.0%
   State income taxes, net of federal benefit                  6.5         8.6        7.7
   Changes in valuation allowance for deferred
     tax assets                                             (113.9)      (57.1)        --
   Other                                                       1.9         0.3        0.5
   Recognition of net operating loss carryforward            (32.0)      (32.0)     (32.0)
                                                          --------     -------    -------
     Effective income tax rate                              (103.5)%     (46.2)%     10.2%
                                                          ========     =======    =======

Note 7. Related Party Transactions

Transactions with ELX Limited Partnership. On December 8, 1994, the Company loaned ELX Limited Partnership ("ELX"), of which the President of the Company is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. ("Airlie") under an existing option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the principal due date of the loan was extended for an additional three years. The loan bears interest at 1/2% above the Company's senior debt borrowing rate (see Note 8). Interest from December 8, 1994 to December 8, 1997 was paid current in December 1997. Principal and interest from December 8, 1997 are due on December 8, 2000.

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this loan were used to exercise its option to purchase 110,200 shares of the Company's Common Stock held by Bank America Capital Corporation ("BACC") under an existing option and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. This note also bears interest at 1/2% above the Company's senior debt borrowing rate. Principal and interest are due on December 30, 1999. The above transactions occurring on December 30, 1996 represent a complete divestiture of the Company's securities held by BACC. The source of the loan funds was ELXSI's then existing line of credit.

Transactions with Cadmus Corporation. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus Corporation ("Cadmus"). The loan matures on June 30, 1999 and bears interest at 15%, payable quarterly in arrears and is collateralized by an investment owned by Cadmus. ELXSI earned a 5%, or $100,000, closing fee, which will be amortized to interest income utilizing the effective interest method over the life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. Certain officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company and/or ELXSI.

ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005. Effective April 1, 1997 the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 1997, 1996 and 1995, the Company was charged management fees of $575,000, $500,000 and $500,000, respectively. Cadmus also provides the Company with certain general and administrative services. During 1997, 1996 and 1995, the Company was charged $27,000, $36,000 and $36,000, respectively, for such items. At December 31, 1997 and 1996, accrued expenses include $0 and $119,000, respectively, payable to Cadmus under such management agreement.

Transactions with Azimuth Corporation and Subsidiaries. On December 30, 1996, ELXSI entered into a Recapitalization Agreement (the "Recapitalization Agreement") with Azimuth Corporation ("Azimuth") and its three wholly-owned subsidiaries: Contempo Design, Inc., Contempo Design West, Inc., and Delaware
Electro   Industries,   Inc.   (collectively   referred   to  as  the

"Azimuth Subsidiaries"). Certain of the officers, directors and stockholders of Azimuth and certain of the officers and directors of the Azimuth Subsidiaries are officers and directors of the Company. Under the Recapitalization Agreement, ELXSI purchased from BAI, its lending bank, three Azimuth Subsidiary revolving notes (the "Notes") which were scheduled to mature on December 31, 1996. The Notes had a combined face value of $6,650,000 and were purchased by ELXSI at an $800,000 discount. Under the Recapitalization Agreement, ELXSI received all contract rights and obligations held by BAI in relation to the Notes and, as a result, became the provider of a working capital line of credit for the Azimuth Subsidiaries, which ELXSI increased to $9,650,000 and extended through June 30, 1998. The line of credit was secured by an Azimuth guaranty and substantially all of the assets of Azimuth and the Azimuth Subsidiaries.

On June 16, 1997, the Azimuth Subsidiaries prepaid all of the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit obtained from a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment. During the period the Notes were outstanding, ELXSI earned approximately $938,000 of net income from this transaction.

Note 8. Long-Term Debt

Long-term debt consists of the  following:

                                                       December 31, 1997
                                                --------------------------------
                                                     1997              1996
                                                --------------    --------------

1.   ELXSI
     Bank Line of Credit with BAI, $9,000,000
     available, interest due monthly at prime
     (8.5% at December  31, 1997) or 2% above
     Eurodollar  rate (8.00% at December  31,
     1997),  maturing on June 30,  1999.  The
     line of credit does not require  minimum
     reductions in available credit. The line
     is secured by assets of ELXSI, including
     real estate,  and the outstanding  stock
     of ELXSI.  The  agreement  provides  for
     commitment  fees of  0.3% on the  unused
     portion  of  the  line  of  credit.   In
     addition,  the  agreement  restricts the
     payment of cash dividends by ELXSI to an
     amount  not to exceed  50% of the excess
     cash flow (as  defined).                     $  2,956,000     $  9,784,000

     2.  ELXSI
     Supplemental  Bank Line of  Credit  with
     BAI, $7,100,000 available,  interest due
     monthly at prime (8.5% at  December  31,
     1997) or 2% above Eurodollar rate (7.75%
     at December 31, 1997),  maturing on June
     30,  1999.  The line may be  utilized to
     repurchase  securities  of the  Company,
     including stock,  warrants and notes and
     is secured by assets of ELXSI, including
     real estate,  and the outstanding  stock
     of ELXSI.  The  agreement  provides  for
     commitment  fees of  0.3% on the  unused
     portion of the line of credit.                  5,100,000        3,187,000

     3. ELXSI
     Additional Bank Line of Credit with BAI,
     interest was due monthly at prime (8.25%
     at  December   31,  1996)  or  2%  above
     Eurodollar  rate (7.68% at December  31,
     1996). The line was utilized to purchase
     the  notes   payable   by  the   Azimuth
     Subsidiaries  (see Note 7). During 1997,
     the  Company  prepaid  the  balance  and
     terminated  the line with the  bank.                  --         5,850,000

     4. Bickford's
     5 year  mortgage  payable  on  land  and
     building     located    in     Marlboro,
     Massachusetts with monthly  installments
     of approximately $3,000 plus interest at
     8.01% per annum. The balance of $347,000
     is due on October 1, 2002.                       514,000                --

     5. Cues
     15   year   Orange   County   Industrial
     Development Authority bonds with monthly
     principal   payments  of   approximately
     $14,000 plus  interest at the tax exempt
     equivalent of the  Eurodollar  rate plus
     1.5%   payable   monthly   in   arrears.       2,472,000                --

     6. Cues
     Mortgage  payable  at  8.25% on the land
     and building owned by Cues B.V.                  111,000           122,000

     Other                                              2,000            31,000
                                                  -----------       -----------
                                                   11,155,000        18,974,000
     Less current portion                            (220,000)         (268,000)
                                                  -----------       -----------
     Long-Term Debt                               $10,935,000       $18,706,000
                                                  ===========       ===========

The above bank debt agreements with BAI contain, among other provisions, financial covenants related to the maintenance of ELXSI's minimum net worth, restrictions on its capital expenditures and compliance with certain ratios, including interest coverage and funded debt to earnings before interest, taxes, depreciation and amortization.

Aggregate maturities of long-term debt for the five years ending December 31, 2002 and thereafter are as follows:

                    1998                     $ 220,000
                    1999                     8,275,000
                    2000                       219,000
                    2001                       219,000
                    2002                       219,000
                    Thereafter               2,003,000
                                          ------------
                                          $ 11,155,000
                                          ============

Note 9. Commitments and Contingencies

ELXSI conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at 48 of its 61 Restaurants under lease agreements with terms expiring on various dates (including extension options) through 2032. The majority of the leases require that ELXSI pay taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options, and in most cases, management expects that in the normal course of business, lease agreements will be renewed or replaced by other leases.

Cues has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year periods ending December 31, 2002, and thereafter:

                                        Capital Leases      Operating Leases
                                        --------------      ----------------

     1998                               $      220,000      $      2,766,000
     1999                                      126,000             2,683,000
     2000                                      126,000             2,636,000
     2001                                      126,000             2,482,000
     2002                                      126,000             2,405,000
     Thereafter                              1,555,000            16,501,000
                                        --------------          ------------
     Total minimum lease payments            2,279,000          $ 29,473,000
                                                                ============
     Less - Amount representing interest    (1,080,000)
                                        --------------
     Present value of net minimum
      capital lease payments                 1,199,000
     Less - current portion                   (125,000)
                                        --------------
     Capital lease
      obligation-noncurrent             $    1,074,000
                                        ==============

Rent expense charged to operations amounted to $3,294,000, $2,852,000 and $2,235,000 during 1997, 1996, and 1995, respectively.

Cues has arrangements with truck dealers to deliver truck bodies which are used in the manufacture of certain Cues products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 1997, 1996 and 1995 was $63,000, $61,000 and $56,000, respectively. At December 31,
1997 and 1996, truck bodies held by the dealers under these arrangements were valued at $447,000 and $643,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10. Thrift and Profit Sharing Plan

In 1986, Cues established a contributory trusteed thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants have the option of making after-tax or deferred cash contributions, not to exceed 6% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution. The participants may make additional voluntary contributions to the plan which are not supplemented by employer contributions. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1997, 1996 and 1995 was $44,000, $44,000 and $48,000,
respectively.

During 1995, the Restaurant Division established a non-contributory trusteed thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

Note 11. Stockholders' Equity

Common Stock Options. At December 31, 1997 and 1996, the Company had a total of 897,487 and 769,587 common shares reserved for issuance under its stock option plans, respectively. Options under the Company's plans are granted at prices determined by the Board of Directors, generally are not less than the fair market value of the Common Stock on the date of grant. Options generally vest and become exercisable six months after the date of the grant and expire ten years after the date of the grant.

During 1997, stockholders approved the ELXSI Corporation 1997 Incentive Stock Option Plan (the "1997 Plan"), under which up to 130,000 shares may be issued. Under the 1997 Plan options to purchase 130,000 shares were granted and outstanding at an exercise price of $6.00 per share. These options became exercisable on November 22, 1997.

During 1996, stockholders approved the ELXSI Corporation 1996 Incentive Stock Option Plan (the "1996 Plan"), under which up to 125,000 shares may be issued. Under the 1996 Plan options to purchase 114,950 shares were granted and outstanding at an exercise price of $6.50 and $9.00 per share. The $6.50 options became exercisable on November 23, 1996 and the $9.00 options become exercisable on April 8, 1998.

During 1995, stockholders approved the ELXSI Corporation 1995 Incentive Stock Option Plan (the "1995 Plan"), under which up to 125,000 shares may be issued. Under the 1995 Plan options to purchase 123,300 shares were granted and outstanding at an exercise price of $5.75 and $9.00 per share. The $5.75 options became exercisable on November 18, 1995 and the $9.00 options become exercisable on April 8, 1998.

                                                                 Weighted-
                                                  Number          Average
                                                 of Shares     Exercise Price
                                                -----------    --------------

   Outstanding at December 31, 1994               317,200           5.47
   Exercisable at December 31, 1994               282,050           5.41
   Available for grant at December 31, 1994       202,987

   Granted during 1995                            124,800           5.69
   Exercised during 1995                             (600)          3.13
   Canceled during 1995                            (4,190)          5.56
   Outstanding at December 31, 1995               437,210           5.53
   Exercisable at December 31, 1995               374,478           5.46
   Available for grant at December 31, 1995       207,377

   Granted during 1996                            130,450           6.21
   Exercised during 1996                             --
   Canceled during 1996                           (15,900)          5.40
   Outstanding at December 31, 1996               551,760           5.70
   Exercisable at December 31, 1996               480,305           5.68
   Available for grant at December 31, 1996       217,827

   Granted during 1997                            217,500           7.21
   Exercised during 1997                           (2,100)          5.38
   Canceled during 1997                               --
   Outstanding at December 31, 1997               767,160           6.13
   Exercisable at December 31, 1997               580,394           5.74
   Available for grant at December 31, 1997       130,327

The following table summarizes the stock options outstanding and exercisable at December 31, 1997:

                               Outstanding                     Exercisable
                    --------------------------------     -----------------------
                               Weighted-
                               Average     Weighted-                   Weighted
                               Remaining   Average                     Average
  Range of          Number of  Contractual Exercise      Number of     Exercise
Exercise Prices      Options      Life      Price         Options       Price
---------------     ---------  ----------- ---------     ---------     --------

 5.00 - 6.50          678,460            7      5.72       579,194         5.70
    9.00               87,500           10      9.00             0            0
   26.50                1,200            2     26.50         1,200        26.50

The Company has adopted the "disclosure-only" provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                         1997           1996         1995
                                      ----------     ---------     ---------

Net income - as reported              14,379,000     7,383,000     4,546,000
Net income - pro forma                14,098,000     7,148,000     4,357,000

Basic EPS - as reported                     3.08          1.55          0.95
Basic EPS - pro forma                       2.96          1.50          0.91

Diluted EPS - as reported                   2.88          1.51          0.89
Diluted EPS - pro forma                     2.83          1.46          0.86

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during 1997 were calculated utilizing the following weighted-average assumptions: No dividend yield; expected volatility of 11.7%; risk free interest rate of 5.89%; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 1997, 1996 and 1995 are as follows:

                                                                Weighted     Weighted
                                                                 Average      Average
                                                     Number     Exercise       Fair
                                                   of Options    Prices       Values
                                                   ----------    ------       ------

Fiscal 1997:
Exercise price = market price at date of grant       217,500      7.36          2.66

Fiscal 1996:
Exercise price = market price at date of grant       130,450      6.21          2.24

Fiscal 1995:
Exercise price = market price at date of grant       104,800      5.75          2.07
Exercise price > market price at date of grant        20,000      5.38          1.81

Warrants. At December 31, 1997 and 1996, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants as follows:

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

In September 1989, the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants from Airlie for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. The remaining 200,500 warrants remain unexercised at December 31, 1997, and originally had an exercise price and expiration date of $3.125 and September 25, 1996, respectively. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share.

Phantom Stock Option Plan. The phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key executives of Bickford's Restaurants (the "Group"). At the inception of the plan, the Group paid an initial investment totalling approximately $116,000. In October 1997, the Company returned the Group's initial investment and simultaneously received notes for the same amount from each Group member. These notes bear interest at 9% annually and are due June 30, 2001. Each Group member is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurred on July 1, 1996, at which time the Group, as a whole, was entitled to 13.9% of the appraised value of Bickford's Restaurants, as defined. Each Group member's phantom stock options may be exercised at the earliest of July 1, 2001, the termination of employment, death or the sale of the Restaurants.

The assumptions used in calculating the annual expense include the use of a multiple of the Bickford's Restaurants operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price. During 1997, 1996 and 1995, the Company recorded compensation expense related to the phantom stock option plan of $750,000, $550,000 and $600,000, respectively. As of December 31, 1997 and 1996,
$2,696,000 and $1,946,000, respectively, is recorded in other non-current liabilities, which represents 13.9% of the estimated appraised value of Bickford's Restaurants , as defined, on those dates.

Stock Purchase Rights. On June 4, 1997, the Board of Directors declared a dividend distribution of one Common Stock purchase right (a "Right") for each share of the Company's Common Stock outstanding on June 16, 1997 issued under a rights agreement (the "Rights Agreement") with Continental Stock Transfer & Trust Company. Each right would entitle stockholders to purchase the Company's Common Stock at an exercise price of $25.00 per full common share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if an Acquiring Person (as defined in the Rights Agreement) becomes a holder of 15% or more of the outstanding shares of Common Stock (35% or more for The Milley group Members (as defined in the Rights Agreement)).

In the event that the Company is acquired in a merger or other business combination, under various circumstances, the holders of the Rights will be entitled to receive, upon exercise, Common Stock of the Company, or acquiring company and/or cash and other property, equal to two times the exercise price of the Rights.

The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $0.001 per Right, subject to certain limitations. The Rights will expire at the close of business on June 15, 2007, unless exercised through provisions in the Rights Agreement or early redemption or exchange by the Company.

Reconciliation of Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the indicated years:

                                                 Year Ended December 31,
                                        --------------------------------------
                                            1997         1996         1995
                                        ------------  -----------  -----------
Basic earnings per share
   Numerator                            $ 14,379,000  $ 7,383,000  $ 4,546,000
                                        ------------  -----------  -----------
   Denominator:
     Common shares outstanding             4,661,000    4,763,000    4,811,000
                                        ------------  -----------  -----------
     Basic earnings per share           $       3.08  $      1.55  $       .95
                                        ============  ===========  ===========

Diluted earnings per share
   Numerator                            $ 14,379,000  $ 7,383,000  $ 4,546,000
                                        ------------  -----------  -----------
   Denominator:
     Common shares outstanding             4,661,000    4,763,000    4,811,000
     Assumed conversion of options and
       warrants                              328,000      139,000      282,000
                                        ------------  -----------  -----------
       Total shares                        4,989,000    4,902,000    5,093,000
                                        ------------  -----------  -----------
       Diluted earnings per share       $       2.88  $      1.51  $       .89
                                        ============  ===========  ===========

Options to purchase 87,500 shares of Common Stock at $9.00 per share, were outstanding during the last quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire on October 8, 2007, were still outstanding at the end of 1997.

Options to purchase 105,450 shares of Common Stock at $6.50 per share, were outstanding during the last half of 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire on May 23, 2006, were still outstanding at the end of 1997.

In addition, options to purchase 1,200 shares of Common Stock at $26.50 per share, were outstanding during all periods presented but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options, which expire on May 23, 2000, were still outstanding at the end of 1997.

Note 12. Segment Reporting

The Company operates in two segments, restaurant operations and equipment manufacturing. Summarized financial information by business segment for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                            1997         1996         1995
                                        ------------ ------------ ------------
Net Sales:
  Restaurants                           $ 65,198,000 $ 61,283,000 $ 54,270,000
  Equipment                               21,747,000   21,460,000   20,404,000
                                        ------------ ------------ ------------

                                        $ 86,945,000 $ 82,743,000 $ 74,674,000
                                        ============ ============ ============

                                            1997         1996          1995
                                        ------------  -----------  ------------
Operating Income:
  Restaurants                           $ 7,246,000  $ 6,019,000   $  7,088,000
  Equipment                               1,992,000    1,334,000        988,000
  Corporate                              (1,799,000)  (1,350,000)    (1,439,000)
                                        -----------  -----------   ------------
                                        $ 7,439,000  $ 6,003,000   $  6,637,000
                                        ===========  ===========   ============

Total Assets:
  Restaurants                           $30,240,000  $ 29,780,000  $ 30,008,000
  Equipment                              20,868,000    18,328,000    16,321,000
  Corporate                               5,345,000    11,370,000     1,370,000
                                        -----------  ------------  ------------
                                        $66,453,000  $ 59,478,000  $ 47,699,000
                                        ===========  ============  ============

Depreciation and Amortization:
  Restaurants                           $ 2,694,000  $  2,318,000  $  1,833,000
  Equipment                                 482,000       457,000       373,000
                                        -----------  ------------  ------------
                                        $ 3,176,000   $ 2,775,000  $  2,206,000
                                        ===========  ============  ============

Capital Expenditures:
  Restaurants                           $ 3,827,000   $ 2,891,000  $  1,967,000
  Equipment                               1,608,000       217,000       390,000
                                        -----------   -----------  ------------
                                        $ 5,435,000   $ 3,108,000  $  2,357,000
                                        ===========  ============  ============

Capital   expenditures  exclude  amounts  in  connection  with  acquisition  and divestitures.

There were no inter-segment sales or transfers during 1997, 1996, and 1995. Operating income by business segment excludes interest income, interest expense, and other income and expenses. Corporate assets consist principally of the related party notes and interest receivable, the deferred tax asset and the closing fee receivable due from the Azimuth Subsidiaries.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amount of the Company's sales are dependent upon a single customer.

Note 13. Quarterly Financial Data - (Unaudited) The following summarizes quarterly financial data for 1997 and 1996 (in thousands, except per share data):

                                                       1997
                                      --------------------------------------
                                      Mar. 31,  June 30,  Sep. 30,  Dec. 31,
                                      --------  --------  --------  --------

Net sales                             $ 20,079  $ 21,564  $ 23,076  $ 22,226
Gross profit                             3,938     4,729     5,059     4,813
Income before income taxes               1,189     2,258     2,052     1,568
Net income                            $    940  $  1,783  $  3,300  $  8,356
Earnings per common share:
  Basic                               $    .20  $    .38  $    .71  $   1.79
  Diluted                             $    .19  $    .37  $    .66  $   1.61


                                                            1997
                                      ------------------------------------------------
                                       Mar. 31,     June 30,     Sep. 30,     Dec. 31,
                                      ---------    ---------    ---------    ---------

Reconciliation of earnings per share:
 Basic earnings per share:
  Numerator                           $     940    $   1,783    $   3,300    $   8,356
                                      ---------    ---------    ---------    ---------
  Denominator:
    Common shares outstanding             4,661        4,661        4,661        4,661
                                      ---------    ---------    ---------    ---------
    Basic earnings per share          $     .20    $     .38    $     .71    $    1.79
                                      =========    =========    =========    =========

 Diluted earnings per share:
  Numerator                           $     940    $   1,783    $   3,300    $   8,356
                                      ---------    ---------    ---------    ---------
  Denominator:
    Common shares outstanding             4,661        4,661        4,661        4,661
    Assumed conversion of options
      and warrants                          166          177          377          521
                                      ---------    ---------    ---------    ---------
    Total shares                          4,827        4,832        5,038        5,182
                                      ---------    ---------    ---------    ---------
    Diluted earnings per share        $     .19    $     .37    $     .66    $    1.61
                                      =========    =========    =========    =========


                                                            1996
                                      ------------------------------------------------
                                       Mar. 31,     June 30,     Sep. 30,     Dec. 31,
                                      ---------    ---------    ---------    ---------

Net sales                             $  19,820    $  21,665    $  21,242    $  20,016
Gross profit                              3,356        4,202        4,249        4,333
Income before income taxes                  519        1,264        1,482        1,786
Net income                            $     430    $   1,124    $   1,315    $   4,514
Earnings per common share:
    Basic                             $     .09    $     .23    $     .28    $     .96
    Diluted                           $     .08    $     .22    $     .26    $     .94

Reconciliation of earnings per share:
 Basic earnings per share:
  Numerator                           $     430    $   1,123    $   1,315    $   4,515
                                      ---------    ---------    ---------    ---------
  Denominator:
    Common shares outstanding             4,792        4,792        4,779        4,690
                                      ---------    ---------    ---------    ---------
    Basic earnings per share          $     .09    $     .23    $     .28    $     .96
                                      =========    =========    =========    =========

 Diluted earnings per share:
  Numerator                           $     430    $   1,123    $   1,315    $   4,515
                                      ---------    ---------    ---------    ---------
  Denominator:
    Common shares outstanding             4,792        4,792        4,779        4,690
    Assumed conversion of options
      and warrants                          291          313          215           97
                                      ---------    ---------    ---------    ---------
    Total shares                          5,083        5,105        4,994        4,787
                                      ---------    ---------    ---------    ---------
    Diluted earnings per share        $     .08    $     .22    $     .26    $     .94
                                      =========    =========    =========    =========

In the fourth quarter of 1997 and 1996, the Company recorded a credit to benefit for income taxes of $7,070,000 and $2,881,000, respectively, as a result of the release of a portion of the valuation allowance discussed in Note 6.

Note 14. Subsequent Event. On March 24, 1998, the Company purchased and retired 90,000 shares of its Common Stock for $1,215,000. The purchase was funded by borrowing on the Company's line of credit with BAI. In addition, the Company loaned $135,000 to Azimuth Corporation, the proceeds of which were used by Azimuth to purchase 10,000 shares of the Company's Common Stock from a third party.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              ELXSI CORPORATION AND SUBSIDIARIES
                                    (Dollars in Thousands)

                                                                          Additions
                                                                -----------------------------
                                             Balance at         Charged        Charged to                              Balance
                                             Beginning         Costs and         Other            Deductions           at End
                                             of Period          Expenses    Accounts-describe      Describe           of Period
                                            ----------         ---------    -----------------      --------           ---------

Year ended December 31, 1997 Account
  deducted from assets:
      Reserve for doubtful accounts
         receivable                         $       54         $      55         $       8   (C)          --   (A)     $     117
                                            ==========         =========         =========         =========           =========
      Inventory reserve                     $      550         $     715         $      --                38   (B)     $   1,227
                                            ==========         =========         =========         =========           =========
      Deferred tax asset valuation
        allowance                           $   76,979         $                 $   --               14,220   (D)     $  62,759
                                            ==========         =========         =========         =========           =========

Year ended December 31, 1996 Account
  deducted from assets:
      Reserve for doubtful accounts
         receivable                         $       58         $      28         $       3   (C)          35   (A)     $      54
                                            ==========         =========         =========         =========           =========
      Inventory reserve                     $      150         $     400         $      --                --   (B)     $     550
                                            ==========         =========         =========         =========           =========
      Deferred tax asset valuation
        allowance                           $   83,988         $                 $      --             7,009   (D)     $  76,979
                                            ==========         =========         =========         =========           =========

Year ended December 31, 1995 Account
  deducted from assets:
      Reserve for doubtful accounts
         receivable                         $       35         $      23         $      19   (C)          19   (A)     $      58
                                            ==========         =========         =========         =========           =========
      Inventory reserve                     $      100         $      54         $      --                 4   (B)     $     150
                                            ==========         =========         =========         =========           =========
      Deferred tax asset valuation
        allowance                           $   85,224         $                 $      --             1,236   (D)     $  83,988
                                            ==========         =========         =========         =========           =========

(A)  Uncollectible  accounts written off during 1997, 1996 and 1995.
(B)  Obsolete inventory written off during 1997, 1996 and 1995.
(C)  Bad debt recoveries.
(D)  Change in estimate related to future net operating loss and tax credit usage and various changes in timing differences associated with tax to book benefits.