Form 10-Q
period 1998-03-31
ELXSI CORP /DE//
filed 1998-05-15
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q
 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998
                                           -------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

                         Commission File Number: 0-11877
                                                ----------

                               ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

3600 RIO VISTA AVENUE, SUITE A, ORLANDO, FLORIDA                         32805
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

       Registrant's telephone number, including area code:  (407) 849-1090
                                                          ----------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]


On May 5, 1998, the registrant had outstanding 4,569,255 shares of Common Stock, par value $0.001 per share.

THIS QUARTERLY REPORT ON FORM 10-Q (THIS "10-Q") INCLUDES FORWARD-LOOKING STATEMENTS, PARTICULARLY IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION (ITEM 2 HEREIN). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY OR ON BEHALF OF THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES AND
EXCHANGE COMMISSION, IN PRESS RELEASES AND OTHER PUBLIC ANNOUNCEMENTS OR OTHERWISE. ALL SUCH FORWARD-LOOKING STATEMENTS ARE WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO PROJECTIONS OF REVENUE, INCOME, LOSSES AND CASH FLOWS, PLANS FOR FUTURE CAPITAL AND OTHER EXPENDITURES, PLANS FOR FUTURE OPERATIONS, FINANCING NEEDS OR PLANS, PLANS RELATING TO PRODUCTS OR SERVICES, ESTIMATES CONCERNING THE EFFECTS OF LITIGATION OR OTHER DISPUTES, AS WELL AS EXPECTATIONS AND ASSUMPTIONS RELATING TO ANY OR ALL OF THE FOREGOING, RELATING TO THE COMPANY, ITS SUBSIDIARIES AND/OR DIVISIONS.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                       March 31,   December 31,
                                                          1998         1997
                                                       ---------    ---------
                                                       Unaudited
Current assets:

     Restricted cash and cash equivalents              $   1,094    $   1,079

     Accounts receivable, net                              4,132        3,987

     Inventories, net                                      9,645       10,378

     Prepaid expenses and other current assets               251          203

     Deferred tax asset                                    4,560        5,024
                                                       ---------    ---------

         Total current assets                             19,682       20,671

Property, buildings and equipment, net                    29,606       29,681

Intangible assets, net                                     5,300        5,344

Deferred debt costs, net                                     136          155

Notes receivable - related party                           4,200        4,065

Deferred tax asset - noncurrent                            6,019        6,019

Other                                                        584          518
                                                       ---------    ---------

         Total assets                                  $  65,527    $  66,453
                                                       =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                          1998         1997
                                                        ---------    ---------
                                                        Unaudited
Current liabilities
     Accounts payable                                   $   2,497    $   3,226
     Accrued expenses                                       5,072        5,005
     Capital lease obligations - current                       96          125
     Current portion of long-term debt                        479          220
                                                        ---------    ---------
         Total current liabilities                          8,144        8,576

Capital lease obligations - non current                     1,064        1,074
Long-term debt                                             10,576       10,935
Other non-current liabilities                               2,921        2,696
                                                        ---------    ---------

         Total liabilities                                 22,705       23,281

Commitments and contingencies                                  --           --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                            --           --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,568,980 and
         4,660,980 at March 31, 1998 and
         December 31, 1997, respectively                        5            5
   Additional paid-in capital                             227,261      228,509
   Accumulated deficit                                   (184,195)    (185,133)
   Accumulated other comprehensive income                    (249)        (209)
                                                        ---------    ---------

         Total stockholders' equity                        42,822       43,172
                                                        ---------    ---------

         Total liabilities and stockholders' equity     $  65,527    $  66,453
                                                        =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                               Three Months Ended March 31,
                                               ----------------------------
                                                 1998               1997
                                               --------            --------

Net  sales                                     $ 23,421            $ 20,079

Costs and expenses:
     Cost of sales                               18,765              16,141
     General and administrative                   2,119               1,914
     Depreciation and amortization                  857                 787
                                               --------            --------

Operating income                                  1,680               1,237

Other income (expense):
     Interest income                                151                 375
     Interest expense                              (258)               (423)
     Other expense                                   (9)                 --
                                               --------            --------

Income before income taxes                        1,564               1,189

Provision for income taxes                         (626)               (249)
                                               --------            --------

Net income                                     $    938            $    940
                                               ========            ========

Net income per common share:
     Basic                                     $    .20            $    .20
                                               ========            ========
     Diluted                                   $    .18            $    .19
                                               ========            ========

Weighted average number of common
  and common equivalent shares:
       Basic                                      4,654               4,661
                                               ========            ========
       Diluted                                    5,225               4,827
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

                                                    ELXSI CORPORATION
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (Amounts in Thousands)
                                                       (Unaudited)

                                                                                                          Accumulative
                                                           Common Stock        Additional      Accum-        Other
                                                    ------------------------    Paid-In        ulated     Comprehensive
                                                      Shares        Dollars     Capital        Deficit       Income
                                                    ----------    ----------   ----------    ----------    ----------

Balance at December 31, 1997                         4,660,980    $        5   $  228,509    $ (185,133)   $     (209)

Net income                                                  --            --           --           938            --

Purchase and retirement of
     Common Stock                                      (92,000)           --       (1,248)           --            --

Foreign currency translation
     adjustment                                             --            --           --            --           (40)
                                                    ----------    ----------   ----------    ----------    ----------

Balance at March 31, 1998                            4,568,980    $        5   $  227,261    $ (184,195)   $     (249)
                                                    ==========    ==========   ==========    ==========    ==========











The accompanying notes are an integral part of these consolidated financial statements.

                                         ELXSI CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                            (Unaudited)

                                                                    Three Months Ended March 31,
                                                                  -------------------------------
                                                                     1998                   1997
                                                                  ---------               -------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income                                                        $     938               $   940
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                        857                   787
   Amortization of deferred debt costs                                   19                    23
   Amortization of note receivable discount                              --                   (96)
   Other                                                                 --                    (3)

(Increase) decrease in assets:
   Accounts receivable                                                 (145)                  166
   Inventories                                                          733                   532
   Prepaid expenses and other current assets                            (48)                  (32)
   Deferred tax asset                                                   464                   (24)
   Other                                                               (106)                   42
Increase (decrease) in liabilities:
   Accounts payable                                                    (729)               (1,537)
   Accrued expenses                                                      67                   114
   Other liabilities                                                    225                   187
                                                                  ---------               -------
   Net cash used in operating activities                              2,275                 1,099
                                                                  ---------               -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property, building and equipment                        (738)                 (950)
   Investment in notes receivable - related party                      (135)                   --
   Proceeds from note receivable -  related party                        --                   800
                                                                  ---------               -------
   Net cash used in investing activities                               (873)                 (150)
                                                                  ---------               -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net borrowing of long-term debt                                     (100)                 (921)
   Purchase of Common Stock                                          (1,248)                   --
   Principal payments of capital lease                                  (39)                  (28)
                                                                  ---------               -------
   Net cash used in financing activities                          $  (1,387)              $  (949)
                                                                  ---------               -------





The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                   1998                  1997
                                                  -------               ------

Increase in cash and cash equivalents             $    15               $   --

Cash and cash equivalents, beginning of period      1,079                   --
                                                  -------               ------

Cash and cash equivalents, end of period          $ 1,094               $   --
                                                  =======               ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                  $   261               $  105
    Interest                                          264                  314













The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Between 1992 and 1997, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened eleven new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed another of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During the first quarter ended March 31, 1998, ELXSI opened one new Bickford's Restaurants and closed one under-performing Abdow's Restaurant. As of March 31, 1998, ELXSI owned 56 Bickford's, 4 Abdow's and one Howard Johnson's Restaurants (the "Restaurants" or Restaurant Division).

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

NOTE 2.  OTHER COMPREHENSIVE INCOME

The Company adopted SFAS 130, "Reporting Comprehensive Income", during the quarter ended March 31, 1998. SFAS 130 requires the Company to display "Comprehensive Income", which includes net income and certain amounts recorded directly to equity.

The components of comprehensive income, net of related tax, for the quarter ended March 31 are as follows:



                                                1998       1997
                                              -------    -------

Net income                                    $   938    $   940
Foreign currency translation adjustment,
  net of income taxes                             (40)        (3)
                                              -------    -------
Comprehensive income $                            898    $   937
                                              =======    =======

Accumulated other comprehensive income at March 31, 1998 and 1997, was comprised solely of foreign currency translation adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The  Company's  revenues and expenses  result from the  operation of the ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

COMPARISON OF FIRST QUARTER 1998 RESULTS TO 1997 RESULTS

The first quarter sales increased $3,342,000, gross profit increased $718,000, selling, general and administrative expense increased $205,000 and depreciation and amortization increased $70,000 resulting in an operating income increase of $443,000. Interest expense decreased by $165,000, interest income decreased by $224,000, other expense increased by $9,000 and income taxes increased by $377,000 resulting in a decrease in net income of $2,000.

RESTAURANT DIVISION Restaurant sales increased by $1,843,000 or 12.4% and gross profit increased by $242,000 or 10.1% in the first quarter of 1998 compared to the same period in the prior year. Operating income increased $128,000 or 10.1% after deducting an increase in selling general and administrative expense of $55,000 and an increase in depreciation and amortization of $59,000. The sales increase was mainly due to an increase in same store sales of $787,000, or 7.4% and sales from the opening of new Bickford's Restaurants of $907,000. Customer counts at Restaurants operated in both periods increased 4.5%. Customer counts at the nine converted and five remaining Abdow's Restaurants were flat in the first quarter of 1998 compared to 1997.

As a result of the sales increase, partially offset by a 0.4% decrease in the gross profit percentage from 16.2% to 15.8%, restaurant gross profit increased by $242,000, or 10.1% in the first quarter of 1998 compared to the same period in 1997. The decrease in the gross profit percentage was mainly the result of an increase in food costs of 0.4% attributable to the higher cost of coffee and dairy products compared to the first quarter of 1997; and an increase in labor cost of 0.6% attributable to higher levels of staffing during peak business periods in order to provide better service to customers and to improve customer counts. These increases were partially offset by a decrease of 0.6% in fixed and other expenses due to the higher sales resulting from increased customers and a higher average guest check during the quarter.

Restaurant selling, general and administrative expense increased by $55,000 during the first quarter of 1998.

Restaurant depreciation and amortization increased by $59,000 during the first quarter 1998. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income increased by $128,000 or 10.1% in the first quarter of 1998.

CUES DIVISION Cues's sales increased by $1,499,000 or 28.4% in the first quarter of 1998 compared to the same period in the prior year. Cues was able to increase sales volume in the first quarter of 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers recognized the benefits of Cues's equipment, thereby permitting the Company to be more selective on bidding. As a result of the sales increase and a 0.5% increase in the gross profit percentage from 29.3% in the first quarter of 1997 to 29.8% in the first quarter of 1998, gross profit increased by $476,000, or 30.7% in the first quarter of 1998. Operating income increased by $377,000, or 92.6%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $88,000 and an increase in depreciation and amortization expense of $11,000. Sales, gross profit and operating income established new quarterly records for Cues in the first quarter of 1998.

CORPORATE Corporate general and administrative expenses increased by $62,000 during the first quarter of 1998 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $196,000 due to a lower average debt balance in 1998. During the first quarter of 1998, the Company recorded interest income of $134,000 compared to $372,000 in the same period of 1997.

The decrease in interest income was primarily the result of recording $327,000 of interest income in the first quarter of 1997 related to the December 30, 1996 financing transaction with Azimuth Corporation, a related party. This financing transaction involved a loan from Bank of America National Trust and Savings Association (formerly Bank of America Illinois) ("BAI") and the purchase from BAI (at a discount), of certain notes payable by subsidiaries of Azimuth Corporation ("Azimuth Subsidiary Notes"). ELXSI collected the balance of the proceeds of the Azimuth Subsidiary Notes in June 1997 and retired the applicable debt payable to BAI (see the Company's 1997 Annual Report on Form 10-K for additional details).

Included in interest expense was interest payable to the BAI of approximately $109,000 directly attributable to the purchase of the Azimuth Subsidiary Notes. As a result of the Azimuth Subsidiary Notes, the Company recorded net interest income of approximately $218,000 during the first quarter of 1997.

The first quarter of 1998 did not contain any interest income related to the Azimuth Subsidiary Notes, however the first quarter of 1998 did include $75,000 of interest on a related party note dated June 30, 1997.

Partially offsetting the decrease in interest income related to the Azimuth Subsidiary Notes was a $75,000 increase in interest income during the first quarter of 1998 resulting from a related party note dated June 30, 1997 due from Cadmus Corporation.

Income tax expense increased from $249,000 in the first quarter of 1997 to $626,000 in the first quarter of 1998. The increase in tax expense was primarily attributable to non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The Company will continue to pay taxes on a cash basis at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE Basic and diluted earnings per share for the quarter ended March 31, 1998 were $0.20 and $0.18, respectively. The basic and diluted weighted average number of shares outstanding for the quarter ended March 31, 1998 were 4,654,000 and 5,225,000, respectively. This compares to basic and diluted earnings per share of $0.20 and $0.19 per share, respectively for the corresponding period in 1997 when there were basic and diluted weighted average shares outstanding of 4,661,000 and 4,827,000, respectively. The increase in the diluted weighted average shares outstanding in the first quarter of 1998 compared to the first quarter of 1997 resulted mainly from an increase in the average stock market price during the first quarter of 1998 compared to the corresponding period in 1997. The average stock market price for the first quarter of 1998 was $12.43 compared to an average of $6.45 in the corresponding period of 1997. An increase in the stock price results in a slightly greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES The Company's unrestricted consolidated cash positions at March 31, 1998 and December 31, 1997 was $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first quarter of 1998, the Company had cash flow from operations of $2,275,000. The cash from operations funded the acquisition of property, plant and equipment totalling $738,000, the payment of long-term debt of $100,000, and the repayment of capital leases obligations of $39,000 and the investment in a related party note receivable of $135,000. During the first quarter of 1998, current assets decreased by $989,000 primarily due to a $704,000 decrease in Cues's inventory and a reduction in the deferred tax asset of $464,000 partially offset by an increase in accounts receivable of $145,000. Partially offsetting the decrease in current assets, current liabilities decreased $432,000 mainly due to a reduction in Bickford's accounts payable due to the timing of certain payments.

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



                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


The Company's annual meeting will take place on May 19, 1998. In connection therewith the Company submitted the following proposals to stockholders in the annual proxy statement.

o Nomination of the following current directors for re-election: Farrokh K. Kavarana, Kevin P. Lynch, Alexander M. Milley, Denis M. O'Donnell and Robert
    C. Shaw.

o   Approval of the ELXSI Corporation 1998 Incentive Stock Option Plan.

o Adoption of amendments to the Company's Charter to reduce the authorized shares of Common Stock of the Company.

ITEM 5.  OTHER INFORMATION - none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

            27.1 Financial Data Schedule

     (b)  Reports on Form 8-K - none

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


                                          ELXSI CORPORATION
                            --------------------------------------------------
                                            (Registrant)



Date: May 11, 1998          /s/   ALEXANDER M. MILLEY
                            --------------------------------------------------
                                  Alexander M. Milley,  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 11, 1998          /s/   THOMAS R. DRUGGISH
                            --------------------------------------------------
                                  Thomas R. Druggish,  Vice President,
                                  Treasurer and Secretary (Chief Accounting
                                  Officer and Principal Financial Officer)