Form 10-Q
period 1998-06-30
ELXSI CORP /DE//
filed 1998-08-12
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended   JUNE 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _________________________


                         Commission file number    0-11877
                                                -------------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  77-0151523
--------------------------------------------------------------------------------
   (State or other jurisdiction           (I.R.S. employer identification no.)
 of incorporation or organization)


3600 RIO VISTA AVENUE, SUITE A, ORLANDO, FLORIDA          32805
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip code)


Registrant's telephone number, including area code:   (407) 849-1090
                                                   -----------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

On July 30, 1998, the registrant had outstanding 4,569,259 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                        June 30,   December 31,
                                                          1998         1997
                                                         -------     -------
                                                              Unaudited
Current assets:

     Restricted cash and cash equivalents                $ 1,108     $ 1,079

     Accounts receivable, net                              5,098       3,987

     Inventories, net                                      9,706      10,378

     Prepaid expenses and other current assets               565         203

     Deferred tax asset                                    5,024       5,024
                                                         -------     -------

         Total current assets                             21,501      20,671

Property, buildings and equipment, net                    29,950      29,681

Intangible assets, net                                     5,253       5,344

Deferred debt costs, net                                     117         155

Notes receivable - related party                           4,200       4,065

Deferred tax asset - noncurrent                            4,890       6,019

Other                                                        691         518
                                                         -------     -------

         Total assets                                    $66,602     $66,453
                                                         =======     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          1998          1997
                                                        ---------    ---------
                                                        Unaudited
Current liabilities
     Accounts payable                                   $   2,609    $   3,226
     Accrued expenses                                       5,513        5,005
     Capital lease obligations - current                       77          125
     Current portion of long-term debt                        836          220
                                                        ---------    ---------
         Total current liabilities                          9,035        8,576

Capital lease obligations - non current                     1,056        1,074
Long-term debt                                              9,201       10,935
Other non current liabilities                               3,146        2,696
                                                        ---------    ---------

         Total liabilities                                 22,438       23,281

Commitments and contingencies                                  --           --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                            --           --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,569,258 and
         4,660,980 at June 30, 1998 and
         December 31, 1997, respectively                        5            5
   Additional paid-in capital                             227,263      228,509
   Accumulated deficit                                   (182,848)    (185,133)
   Accumulated other comprehensive income                    (256)        (209)
                                                        ---------    ---------

         Total stockholders' equity                        44,164       43,172
                                                        ---------    ---------

         Total liabilities and stockholders' equity     $  66,602    $  66,453
                                                        =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                            Three Months Ended       Six Months Ended
                                                  June 30,               June 30,
                                           --------------------    --------------------
                                             1998        1997        1998        1997
                                           --------    --------    --------    --------
Net  sales                                 $ 25,108    $ 21,564    $ 48,529    $ 41,643

Costs and expenses:
     Cost of sales                           19,528      16,835      38,293      32,976
     Selling, general and administrative      2,328       1,909       4,447       3,823
     Depreciation and amortization              868         787       1,725       1,574
                                           --------    --------    --------    --------

Operating income                              2,384       2,033       4,064       3,270

Other income (expense):
     Interest expense                          (268)       (381)       (526)       (804)
     Interest income                            154         624         305         999
     Other expense                              (26)        (18)        (35)        (18)
                                           --------    --------    --------    --------

Income before income taxes                    2,244       2,258       3,808       3,447

Provision for income taxes                      897         475       1,523         724
                                           --------    --------    --------    --------

Net income                                 $  1,347    $  1,783    $  2,285    $  2,723
                                           ========    ========    ========    ========

Net income per common share
     Basic                                 $   0.30    $   0.38    $   0.50    $   0.58
                                           ========    ========    ========    ========
     Diluted                               $   0.26    $   0.37    $   0.44    $   0.56
                                           ========    ========    ========    ========
Weighted average number of common
   and common equivalent shares
     Basic                                    4,569       4,661       4,612       4,661
                                           ========    ========    ========    ========
     Diluted                                  5,149       4,832       5,187       4,832
                                           ========    ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Accumulative
                                                              Additional       Accum-        Other
                                         Common Stock          Paid-In         ulated    Comprehensive
                                     Shares        Dollars     Capital        Deficit       Income
                                   ----------    ----------   ----------    ----------    ----------
Balance at December 31, 1997        4,660,980    $        5   $  228,509    $ (185,133)   $     (209)

Net income                                 --            --           --         2,285            --
Purchase and retirement of
  Common Stock                        (92,000)           --       (1,248)           --            --
Exercise of Common Stock options
  to purchase Common Stock                275            --            2            --            --
Issuance of fractional shares               3            --           --            --            --
Foreign currency translation
  adjustment                               --            --           --            --           (47)
                                   ----------    ----------   ----------    ----------    ----------

Balance at June 30, 1998            4,569,258    $        5   $  227,263    $ (182,848)   $     (256)
                                   ==========    ==========   ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            1998       1997
                                                           -------   -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income                                                 $ 2,285   $ 2,723
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                           1,725     1,574
     Amortization of deferred debt costs                        38        46
     Other                                                      --       (70)

(Increase) decrease in assets:
     Accounts receivable                                    (1,111)      404
     Inventories                                               672       489
     Prepaid expenses and other current assets                (362)     (160)
     Deferred tax asset                                      1,129        81
     Other                                                    (219)       10
Increase (decrease) in liabilities:
     Accounts payable                                         (617)   (1,157)
     Accrued expenses                                          508       781
     Other non current liabilities                             450       375
                                                           -------   -------
     Net cash provided by operating activities               4,498     5,096
                                                           -------   -------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
     Purchase of property, building and equipment           (1,904)   (1,727)
     Investment in notes receivable - related party           (135)   (2,000)
     Collection of notes receivable -  related party            --     5,850
                                                           -------   -------
     Net cash (used in) provided by investing activities    (2,039)    2,123
                                                           -------   -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Net payment of long-term debt                          (1,118)   (7,150)
     Purchase of Common Stock                               (1,248)       --
     Proceeds from exercise of Common Stock
       options                                                   2        --
     Principal payments of capital lease                       (66)      (69)
                                                           -------   -------
     Net cash used in financing activities                 $(2,430)  $(7,219)
                                                           =======   =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                       1998     1997
                                                      ------   ------

Increase in cash and cash equivalents                 $   29   $   --

Cash and cash equivalents, beginning of period         1,079       --
                                                      ------   ------

Cash and cash equivalents, end of period              $1,108   $   --
                                                      ======   ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                      $  476   $  179
    Interest                                             499      690


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

NOTE 1. THE COMPANY

GENERAL The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Between 1992 and 1997, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened eleven new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed another of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During the six months ended June 30, 1998, ELXSI opened two new Bickford's Restaurants and closed one under-performing Abdow's Restaurant. As of June 30, 1998, ELXSI owned 57 Bickford's, 4 Abdow's and one Howard Johnson's Restaurants (the "Restaurants" or Restaurant Division).

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

The components of comprehensive income, net of related tax, for the three and six months ended June 30 are as follows:

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                           ------------------    ------------------
                                            1998       1997       1998       1997
                                           -------    -------    -------    -------
Net income                                 $ 1,347    $ 1,783    $ 2,285    $ 2,723
Foreign currency translation adjustment,
    net of income taxes                         (7)       (67)       (47)       (70)
                                           -------    -------    -------    -------
Comprehensive income                       $ 1,340    $ 1,716    $ 2,238    $ 2,653
                                           =======    =======    =======    =======


Accumulated other comprehensive income at June 30, 1998 and 1997, was comprised solely of foreign currency translation adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The  Company's  revenues and expenses  result from the  operation of the ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

COMPARISON OF FIRST HALF 1998 RESULTS TO FIRST HALF 1997 RESULTS

Six-month sales increased $6,886,000, gross profit increased $1,569,000, selling, general and administrative expense increased $624,000 and depreciation and amortization expense increased $151,000, resulting in an operating income increase of $794,000. Interest expense decreased by $278,000, interest income decreased by $694,000, other expense increased by $17,000 and income taxes increased by $799,000, resulting in a decrease in net income of $438,000.

RESTAURANT DIVISION. In the first half of 1998, Restaurant sales increased by $3,651,000, or 11.7%, and gross profit increased $455,000, or 8.2%, compared to the same period in the prior year. The gross profit increase was partially offset by an increase in selling, general and administrative expense of $85,000 and an increase in depreciation and amortization expense of $122,000, resulting in an operating income increase of $248,000, or 7.6%. The sales increase was mainly due to an increase in same store sales of $1,849,000, or 7.6%, sales from the opening of five new Bickford's Restaurants of $2,087,000, partially offset by a decrease in sales resulting from the closing of an Abdow's Restaurant totalling $370,000. Customer counts at Restaurants operated in both periods increased 4.7% during the first six months of 1998 compared to the same period in the prior year. Customer counts at the four remaining Abdow's Restaurants decreased by 1.5% compared to 1997.

As a result of the sales increase and a 0.6% decrease in the gross profit percentage from 17.8% to 17.2%, Restaurant gross profit increased by $455,000, or 8.2%, in the first half of 1998 compared to the same period in 1997. The decrease in the gross profit percentage was mainly the result of an increase in labor costs of 0.6% attributable to higher levels of staffing during peak business periods in order to provide better service to customers and to improve customer counts.

Restaurant selling, general and administrative expense increased by $85,000 during the first half of 1998.

Restaurant depreciation and amortization expense increased by $122,000 during the first half of 1998 and will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income increased by $248,000, or 7.6%, in the first half of 1998. Restaurant Division interest expense related primarily to the mortgage loan and capital lease obligations decreased by $15,000.

CUES DIVISION. Cues's sales increased by $3,235,000, or 30.8%, in the first half of 1998 compared to the same period in the prior year. The sales increase was primarily the result of an increase in shipments of truck-based systems. Gross profit increased by $1,114,000, or 35.6%, while operating income increased by $664,000, or 74.9%. Cues was able to increase sales volume in the second quarter of 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers recognized the benefits of Cues's equipment, thereby permitting the Company to be more selective on bidding. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $421,000 and an increase in depreciation and amortization expense of $29,000.

CORPORATE. Corporate general and administrative expenses increased by $118,000 during the first six months of 1998 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $338,000 due mainly to a lower average debt balance and a decrease in the average borrowing rate in 1998. Interest income decreased by $694,000 during the first six months of 1998 primarily as a result of collecting proceeds on related party notes. During the first half of 1998 and 1997, the Company recorded interest income of $268,000 and $994,000, respectively, in connection with notes receivable due from a related parties.

The decrease in interest income was primarily the result of recording $902,000 of interest income in the first half of 1997 related to the December 30, 1996 financing transaction with Azimuth Corporation, a related party. This financing transaction involved a loan from Bank of America National Trust and Savings Association (formerly Bank of America Illinois) ("BAI") and the purchase from BAI (at a discount), of certain notes payable by subsidiaries of Azimuth Corporation ("Azimuth Subsidiary Notes"). ELXSI collected the balance of the proceeds of the Azimuth Subsidiary Notes in June 1997 and retired the applicable debt payable to BAI (see the Company's 1997 Annual Report on Form 10-K for additional details).

Included in interest expense was interest payable to the BAI of approximately $193,000 directly attributable to the purchase of the Azimuth Subsidiary Notes. As a result of the Azimuth

Subsidiary Notes, the Company recorded net interest income of approximately $709,000 during the first half of 1997.

The first half of 1998 did not contain any interest income related to the Azimuth Subsidiary Notes.

Partially offsetting the decrease in interest income related to the Azimuth Subsidiary Notes was a $175,000 increase in interest income during the first half of 1998 resulting from a related party note dated June 30, 1997 due from Cadmus Corporation.

Income tax expense increased from $724,000 in the first half of 1997 to $1,523,000 in the first half of 1998. The increase in tax expense was primarily attributable to non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The Company will continue to pay taxes on a cash basis at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the six months ended June 30, 1998 were $0.50 and $0.44 per share, respectively. The basic and diluted weighted average number of shares outstanding were 4,612,000 and 5,187,000, respectively. This compares to basic and diluted earnings per share of $0.58 and $0.56 per share, respectively for the corresponding period in 1997 when there were basic an diluted weighted average shares outstanding of 4,661,000 and 4,832,000, respectively. The decrease in the basic weighted average shares outstanding in the first half of 1998 compared to the first half of 1997 resulted from the repurchase and retirement of Common Stock in 1998. The increase in the diluted weighted average shares outstanding in the first half of 1998 compared to the first half of 1997 resulted from an increase in the average stock price partially offset by the repurchase and retirement of Common Stock in 1998. The average stock market price for the first half of 1998 was $12.56 compared to an average of $6.48 in the corresponding period of 1997. An increase in the stock price results in a greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

COMPARISON OF SECOND QUARTER 1998 RESULTS TO 1997 RESULTS

The second quarter sales increased $3,544,000, gross profit increased $851,000, selling, general and administrative expense increased $419,000 and depreciation and amortization increased $81,000 resulting in an operating income increase of $351,000. Interest expense decreased by $113,000, interest income decreased by $470,000, other expense increased by $8,000 and income taxes increased by $422,000 resulting in a decrease in net income of $436,000.

RESTAURANT DIVISION Restaurant sales increased by $1,808,000 or 11.0% and gross profit increased by $213,000 or 6.8% in the second quarter of 1998 compared to the same period in the prior year. Operating income increased $120,000 or 6.0% after deducting an increase in selling general and administrative expense of $30,000 and an increase in depreciation and amortization of $63,000. The sales increase was mainly due to an increase in same store sales of $985,000, or 7.8% and sales from the opening of new Bickford's Restaurants of $1,180,000 partially offset by a decrease in sales at a closed unit of $259,000. Customer counts at Restaurants operated in both periods increased 4.9%. Customer counts at the four remaining Abdow's Restaurants decreased 1.4% in the second quarter of 1998 compared to 1997.

As a result of the sales increase, partially offset by a 0.7% decrease in the gross profit percentage from 19.2% to 18.5%, restaurant gross profit increased by $213,000, or 6.8% in the second quarter of 1998 compared to the same period in 1997. The decrease in the gross profit percentage was mainly the result of an increase in labor cost of .8% attributable to higher levels of staffing during peak business periods in order to provide better service to customers and to improve customer counts. These increases were partially offset by a decrease of
 .1% in fixed and other expenses due to the higher sales resulting from increased customers and a higher average guest check during the quarter.

Restaurant selling, general and administrative expense increased by $30,000 during the second quarter of 1998.

Restaurant depreciation and amortization increased by $63,000 during the second quarter 1998.

As a result of the above items, operating income increased by $120,000 or 6.0% in the second quarter of 1998.

CUES DIVISION Cues's sales increased by $1,736,000 or 33.4% in the second quarter of 1998 compared to the same period in the prior year. Cues was able to increase sales volume in the second quarter of 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers recognized the benefits of Cues's equipment, thereby permitting the Company to be more selective on bidding. As a result of the sales increase and a 1.6% increase in the gross profit percentage from 30.5% in the second quarter of 1997 to 32.1% in the second quarter of 1998, gross profit increased by $638,000, or 40.3% in the second quarter of 1998. Operating income increased by $287,000, or 59.9%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $333,000 and an increase in depreciation and amortization expense of $18,000. Sales and gross profit established new quarterly records for Cues in the second quarter of 1998 while operating income was only exceeded by the record operating income set in the first quarter of 1998.

CORPORATE Corporate general and administrative expenses increased by $56,000 during the second quarter of 1998 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $142,000 due to a lower average debt balance in 1998. Interest income decreased by $470,000 during the second quarter of 1998 from $624,000 in 1997 to $154,000 in 1998.

The decrease in interest income was primarily the result of recording $575,000 of interest income in the second quarter of 1997 related to the December 30, 1996 financing transaction with Azimuth Corporation.

Included in interest expense was interest payable to the BAI of approximately $84,000 directly attributable to the purchase of the Azimuth Subsidiary Notes. As a result of the Azimuth

Subsidiary Notes, the Company recorded net interest income of approximately $491,000 during the first quarter of 1997.

The second quarter of 1998 did not contain any interest income related to the Azimuth Subsidiary Notes.

Partially offsetting the decrease in interest income related to the Azimuth Subsidiary Notes was an $88,000 increase in interest income during the second quarter of 1998 resulting from a related party note dated June 30, 1997 due from Cadmus Corporation.

Income tax expense increased from $475,000 in the second quarter of 1997 to $897,000 in the second quarter of 1998. The increase in tax expense was primarily attributable to non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The Company will continue to pay taxes on a cash basis at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE Basic and diluted earnings per share for the quarter ended June 30, 1998 were $0.30 and $0.26, respectively. The basic and diluted weighted average number of shares outstanding for the quarter ended June 30, 1998 were 4,569,000 and 5,144,000, respectively. This compares to basic and diluted earnings per share of $0.38 and $0.37 per share, respectively for the corresponding period in 1997 when there were basic and diluted weighted average shares outstanding of 4,661,000 and 4,832,000, respectively. The increase in the diluted weighted average shares outstanding in the second quarter of 1998 compared to the second quarter of 1997 resulted mainly from an increase in the average stock market price during the second quarter of 1998 compared to the corresponding period in 1997 partially offset by the purchase and retirement of Common Stock during 1998. The average stock market price for the second quarter of 1998 was $12.69 compared to an average of $6.50 in the corresponding period of 1997. An increase in the stock price results in a greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES The Company's unrestricted consolidated cash positions at June 30, 1998 and December 31, 1997 was $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first half of 1998, the Company had cash flow from operations of $4,498,000. The cash from operations funded the acquisition of property, plant and equipment totalling $1,904,000, the payment of long-term debt of $1,118,000, the repayment of capital leases obligations of $66,000, the investment in a related party note receivable of $135,000 and the purchase of Common Stock of $1,248,000. During the first half of 1998, current assets increased by $830,000 primarily due to a $1,090,000 increase in Cues's accounts receivable, an increase in prepaid expenses of $362,000 partially offset by a $682,000 decrease in Cues's inventory. Current liabilities increased $459,000 mainly due to a reduction in Bickford's accounts payable, an increase in accrued expenses and an increase in the current portion of long-term debt.

During the first half of 1997, the Company had cash flow from operations of $5,096,000. The cash from operations and the proceeds from the Azimuth Corporation subsidiary notes receivable of $5,850,000 funded the acquisition of property, plant and equipment totalling $1,727,000, a related party loan to Cadmus Corporation in the amount of $2,000,000, the repayment of long-term debt of $7,150,000 and the repayment of capital leases obligations of $69,000. During the first half of 1997, current assets decreased by $592,000 primarily due to a $540,000 decrease in Cues's inventory and the collection of the $225,000 Notes purchase closing fee, which was classified as a receivable at December 31, 1996, partially offset by an increase in Cues's accounts receivable of $134,000. Partially offsetting the decrease in current assets, current liabilities (excluding the current portion of long-term debt and capital leases) decreased $376,000 mainly due to a reduction in Cues's accounts payable.

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



                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company's 1998 Annual Meeting of Stockholders was held on May 19, 1998. In connection therewith the Company submitted the following proposals to stockholders in its Notice of Annual Meeting of Stockholders and Proxy Statement dated April 17, 1998.

All of the directors of the Company were re-elected at the 1998 Annual Meeting of Stockholders, having received votes as follows:

                                      Against/                       Broker
      Nominee              For        Withheld      Abstentions     Non Votes
      -------           ---------     --------      -----------     ---------
Farrokh H. Kavarana     3,240,398      21,221           --              --
Kevin P. Lynch          3,240,448      21,171           --              --
Alexander M. Milley     3,240,375      21,244           --              --
Denis M. O'Donnell      3,240,408      21,211           --              --
Robert C. Shaw          3,240,445      21,174           --              --

A majority of the stockholders approved the Company's 1998 Incentive Stock Option Plan, voting as follows:

                                      Against/                       Broker
                           For        Withheld      Abstentions     Non Votes
                        ---------     --------      -----------     ---------
Number of votes         3,010,653     242,807          8,158            --

A  majority  of  the  stockholders   approved  the  amendment  of  the  Restated
Certificate of Incorporation of the Corporation to reduce the number of authorized shares of its Common Stock, par value $.001 per share, from 160,000,000 to 60,000,000.

                                      Against/                       Broker
                           For        Withheld      Abstentions     Non Votes
                        ---------     --------      -----------     ---------
Number of votes         3,246,266       9,964          5,389            --

A majority of the stockholders approved the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1998, voting as follows:

                                      Against/                       Broker
                           For        Withheld      Abstentions     Non Votes
                        ---------     --------      -----------     ---------
Number of votes         3,202,544      52,585          6,489            --


ITEM 5. OTHER INFORMATION       -       none

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



                                              ELXSI CORPORATION
                               ------------------------------------------------
                                                 (Registrant)



Date: August 3, 1998           /s/ Alexander M. Milley
                               ------------------------------------------------
                                   Alexander M. Milley,  Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 3, 1998           /s/ Thomas R. Druggish
                               ------------------------------------------------
                                   Thomas R. Druggish,  Vice President,
                                   Treasurer and Secretary (Chief Accounting
                                   Officer and Principal Financial Officer)