Form 10-Q
period 1998-09-30
ELXSI CORP /DE//
filed 1998-11-16
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On October 29, 1998, the registrant had outstanding 4,453,455 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                   September 30,   December 31,
                                                       1998           1997
                                                    ---------       ---------
                                                    Unaudited
Current assets:

     Restricted cash and cash equivalents           $     579       $   1,079

     Accounts receivable, net                           4,834           3,987

     Inventories, net                                   9,941          10,378

     Prepaid expenses and other current assets            377             203

     Deferred tax asset                                 5,024           5,024
                                                    ---------       ---------

         Total current assets                          20,755          20,671

Property, buildings and equipment, net                 31,480          29,681

Intangible assets, net                                  5,208           5,344

Deferred debt costs, net                                  111             155

Notes receivable - related party                        4,200           4,065

Deferred tax asset - noncurrent                         4,149           6,019

Other                                                     875             518
                                                    ---------       ---------

         Total assets                               $  66,778       $  66,453
                                                    =========       =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                  ELXSI CORPORATION
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (Dollars in Thousands)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,    December 31,
                                                          1998              1997
                                                      -------------    -------------
                                                       Unaudited
Current liabilities
     Accounts payable                                 $       2,228    $       3,226
     Accrued expenses                                         5,551            5,005
     Capital lease obligations - current                         58              125
     Current portion of long-term debt                        1,669              220
                                                      -------------    -------------
         Total current liabilities                            9,506            8,576

Capital lease obligations - non current                       1,049            1,074
Long-term debt                                                8,102           10,935
Other non current liabilities                                 3,371            2,696
                                                      -------------    -------------

         Total liabilities                                   22,028           23,281

Commitments and contingencies                                    --               --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                              --               --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,503,455 and
         4,660,980 at September 30, 1998 and
         December 31, 1997, respectively                          5                5
   Additional paid-in capital                               226,581          228,509
   Accumulated deficit                                     (181,579)        (185,133)
   Accumulated other comprehensive income                      (257)            (209)
                                                      -------------    -------------

         Total stockholders' equity                          44,750           43,172
                                                      -------------    -------------

         Total liabilities and stockholders' equity   $      66,778    $      66,453
                                                      =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                ELXSI CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Amounts in Thousands, Except Per Share Data)
                                                   (Unaudited)



                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    1998              1997             1998              1997
                                                 -----------      -----------       -----------      -----------


Net  sales                                       $    25,558      $    23,076       $    74,087      $    64,719

Costs and expenses:
     Cost of sales                                    19,796           18,017            58,089           50,993
     Selling, general and administrative               2,387            2,031             6,834            5,854
     Depreciation and amortization                       893              798             2,618            2,372
                                                 -----------      -----------       -----------      -----------

Operating income                                       2,482            2,230             6,546            5,500

Other income (expense):
     Interest income                                     154              138               459            1,137
     Interest expense                                   (219)            (299)             (745)          (1,103)
     Other expense                                       (24)             (17)              (59)             (35)
                                                 -----------      -----------       -----------      -----------

Income before income taxes                             2,393            2,052             6,201            5,499

(Provision) benefit for income taxes                  (1,124)           1,248            (2,647)             524
                                                 -----------      -----------       -----------      -----------

Net income                                       $     1,269      $     3,300       $     3,554      $     6,023
                                                 ===========      ===========       ===========      ===========

Net income per common share:
     Basic                                       $      0.27      $      0.71       $      0.77      $      1.29
                                                 ===========      ===========       ===========      ===========
     Diluted                                     $      0.25      $      0.66       $      0.69      $      1.22
                                                 ===========      ===========       ===========      ===========

Weighted average number of common
 and common equivalent shares:
     Basic                                             4,556            4,661             4,593            4,661
                                                 ===========      ===========       ===========      ===========
     Diluted                                           5,042            5,038             5,145            4,919
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


                                                 ELXSI CORPORATION
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Amounts in Thousands)
                                                    (Unaudited)

                                                                                                     Accumulative
                                                 Common Stock            Additional                     Other
                                        -----------------------------     Paid-In      Accumulated   Comprehensive
                                            Shares         Dollars        Capital         Deficit       Income
                                        -------------  --------------  -------------  -------------  -------------

Balance at December 31, 1997                4,660,980  $            5  $     228,509  $    (185,133) $      (209)

Net income                                         --              --             --          3,554           --
Purchase and retirement of
     Common Stock                            (162,000)             --         (1,953)            --           --
Exercise of Common Stock options
     to purchase Common Stock                   4,465              --             25             --           --
Issuance of fractional shares                      10              --             --             --           --
Foreign currency translation
     adjustment                                    --              --             --             --          (48)
                                        -------------  --------------  -------------  -------------  -----------

Balance at September 30, 1998               4,503,455  $            5  $     226,581  $    (181,579) $      (257)
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

                                            ELXSI CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                  ----------------------------------------
                                                                       1998                      1997
                                                                  --------------             -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                        $        3,554             $       6,023
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                         2,618                     2,372
     Amortization of deferred debt costs                                      44                        60
     Other                                                                    --                       (82)

(Increase) decrease in assets:
     Accounts receivable                                                    (847)                     (309)
     Inventories                                                             437                       496
     Prepaid expenses and other current assets                              (174)                     (106)
     Deferred tax asset                                                    1,870                    (1,236)
     Other                                                                  (404)                     (101)
Increase (decrease) in liabilities:
     Accounts payable                                                       (998)                   (2,035)
     Accrued expenses                                                        546                       353
     Other non current liabilities                                           675                       562
                                                                  --------------             -------------
     Net cash provided by operating activities                             7,321                     5,997
                                                                  --------------             -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchase of property, building and equipment                         (4,282)                   (3,526)
     Investment in notes receivable - related party                         (135)                   (2,000)
     Collection of notes receivable -  related party                          --                     5,850
                                                                  --------------             -------------
     Net cash (used in) provided by investing activities                  (4,417)                      324
                                                                  --------------             -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net payment of long-term debt                                        (1,384)                   (7,359)
     Proceeds from industrial revenue bonds                                   --                     2,500
     Purchase of Common Stock                                             (1,953)                      (22)
     Payment of deferred bank fees                                            --                      (112)
     Proceeds from exercise of Common Stock
       options                                                                25                        --
     Principal payments on capital lease obligations                         (92)                     (106)
                                                                  --------------             -------------
     Net cash used in financing activities                        $       (3,404)            $      (5,099)
                                                                  --------------             -------------

          The accompanying notes are an integral part of these consolidated financial statements.

                                                     7

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1998             1997
                                                   -------           -------

Increase in cash and cash equivalents              $  (500)          $ 1,222

Cash and cash equivalents, beginning of period       1,079                --
                                                   -------           -------

Cash and cash equivalents, end of period           $   579           $ 1,222
                                                   =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                   $ 1,014           $   519
    Interest                                           831               926



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Between 1992 and 1997, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened eleven new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed another of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During the nine months ended September 30, 1998, ELXSI opened three new Bickford's Restaurants and closed one under-performing Abdow's Restaurant. As of September 30, 1998, ELXSI owned 58 Bickford's, 4 Abdow's and one Howard Johnson's Restaurants (the "Restaurants" or Restaurant Division).

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

The components of comprehensive income, net of related tax, for the three and nine months ended September 30 are as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    1998              1997             1998              1997
                                                 -----------      -----------       -----------      -----------


Net income                                       $     1,269      $     3,300       $     3,554      $     6,023
Foreign currency translation adjustment,
    net of income taxes                                   (1)             (12)              (48)             (82)
                                                 -----------      -----------       -----------      -----------
Comprehensive income                             $     1,268      $     3,288       $     3,506      $     5,941
                                                 ===========      ===========       ===========      ===========

Accumulated other comprehensive income at September 30, 1998 and 1997, was comprised solely of foreign currency translation adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. RESULTS OF OPERATIONS

The  Company's  revenues and expenses  result from the  operation of the ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

COMPARISON OF FIRST NINE MONTHS OF 1998 RESULTS TO 1997 RESULTS

Nine-month sales increased $9,368,000, gross profit increased $2,272,000, selling, general and administrative expense increased $980,000 and depreciation and amortization expense increased $246,000, resulting in an operating income increase of $1,046,000. Interest expense decreased by $358,000, interest income decreased by $678,000, other expense increased by $24,000 and income tax expense increased by $3,171,000, resulting in a decrease in net income of $2,469,000.

RESTAURANT DIVISION. In the first nine months of 1998, Restaurant sales increased by $5,080,000, or 10.4%, and gross profit increased $796,000, or 9.0%, compared to the same period in the prior year. The gross profit increase was partially offset by an increase in selling, general and administrative expense of $142,000 and an increase in depreciation and amortization expense of $190,000, resulting in an operating income increase of $464,000, or 8.6%. The sales increase was mainly due to an increase in same store sales of $2,461,000, or 6.5%, sales from the opening of seven new Bickford's Restaurants of $3,319,000, partially offset by a decrease in sales resulting from the closing of one Restaurant totaling $618,000. Customer counts at Restaurants operated in both periods increased 3.6% during the first nine months of 1998 compared to the same period in the prior year. Customer counts at the four remaining Abdow's Restaurants decreased by 2.4% compared to 1997.

As a result of the sales increase and a 0.2% decrease in the gross profit percentage from 18.1% to 17.9%, Restaurant gross profit increased by $796,000, or 9.0%, in the first nine months of 1998 compared to the same period in 1997. The decrease in the gross profit percentage was mainly the result of an increase in labor costs of 0.7% attributable to higher levels of staffing during peak business periods in order to provide better service to customers and to improve customer counts. Also impacting labor costs was an increase in the average pay rate for restaurant employees. The labor market in New England is currently very competitive for Restaurant employees, putting upward pressure on pay rates.

Restaurant selling, general and administrative expense increased by $142,000 during the first nine months of 1998.

Restaurant depreciation and amortization expense increased by $190,000 during the first nine months of 1998 and will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income increased by $464,000, or 8.6%, in the first nine months of 1998. Restaurant Division interest expense related primarily to the mortgage loan and capital lease obligations decreased by $12,000.

CUES DIVISION. Cues's sales increased by $4,288,000, or 26.7%, in the first nine months of 1998 compared to the same period in the prior year. The sales increase was primarily the result of an increase in shipments of truck-based and component systems. Gross profit increased by $1,476,000, or 30.0%, while operating income increased by $747,000, or 50.7%. Cues was able to increase sales volume in the first nine months of 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers recognized the benefits of Cues's equipment, thereby permitting the Company to be more selective on bidding. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $673,000 and an increase in depreciation and amortization expense of $56,000.

CORPORATE. Corporate general and administrative expenses increased by $165,000 during the first nine months of 1998 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $476,000 due mainly to a lower average debt balance and a decrease in the average borrowing rate in 1998. Interest income decreased by $725,000 during the first nine months of 1998 primarily as a result of collecting proceeds on related party notes. During the first nine months of 1998 and 1997, the Company recorded interest income of $403,000 and $1,128,000, respectively, in connection with notes receivable due from related parties.

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

The first nine months of 1998 did not contain any interest income related to the Azimuth Subsidiary Notes.

Partially offsetting the decrease in interest income related to the Azimuth Subsidiary Notes was a $176,000 increase in interest income during the first nine months of 1998 resulting from a related party note dated June 30, 1997 due from Cadmus Corporation.

During the nine months ended September 30, 1998, the Company recorded net income tax expense of $2,647,000 consisting of a current tax provision of $777,000 and a deferred tax expense of $1,870,000. During the nine months ended September 30, 1997, the Company recorded a net income tax benefit of $524,000 consisting of a current tax provision of $568,000 and a deferred tax benefit of $1,092,000. The increase in tax expense was primarily attributable to non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The Company will continue to pay taxes on a cash basis at the rate of approximately 11.


EARNINGS PER SHARE. Basic and diluted earnings per share for the nine months ended September 30, 1998 were $0.77 and $0.69 per share, respectively. The basic and diluted weighted average number of shares outstanding were 4,593,000 and 5,145,000, respectively. This compares to basic and diluted earnings per share of $1.29 and $1.22 per share, respectively for the corresponding period in 1997 when there were basic and diluted weighted average shares outstanding of 4,661,000 and 4,919,000, respectively. The decrease in the basic weighted average shares outstanding in the first nine months of 1998 compared to the first nine months of of 1997 resulted from the repurchase and retirement of Common Stock in 1998. The increase in the diluted weighted average shares outstanding in the first nine months of 1998 compared to the first nine months of 1997 resulted from an increase in the average stock price partially offset by the repurchase and retirement of Common Stock in 1998. The average stock market price for the first nine months of 1998 was $11.87 compared to an average of $7.23 in the corresponding period of 1997. An increase in the stock price results in a greater number of shares outstanding for purposes of determining the weighted average shares outstanding used in the diluted earnings per share calculation.


COMPARISON OF THIRD QUARTER 1998 RESULTS TO 1997 RESULTS

The third quarter sales increased $2,482,000, gross profit increased $703,000, selling, general and administrative expense increased $356,000 and depreciation and amortization increased $95,000 resulting in an operating income increase of $252,000. Interest expense decreased by $80,000, interest income increased by $16,000, other expense increased by $7,000 and income taxes increased by $2,372,000 resulting in a decrease in net income of $2,031,000.

RESTAURANT DIVISION. Restaurant sales increased by $1,429,000 or 8.2% and gross profit increased by $341,000 or 10.4% in the third quarter of 1998 compared to the same period in the prior year. Operating income increased $216,000 or 10.1% after deducting an increase in selling general and administrative expense of $57,000 and an increase in depreciation and amortization of $68,000. The sales increase was mainly due to an increase in same store sales of $612,000, or 4.6% and sales from the opening of new Bickford's Restaurants of $1,231,000 partially offset by a decrease in sales at a closed unit of $248,000. Customer counts at Restaurants operated in both periods increased 1.7%. Customer counts at the four remaining Abdow's Restaurants decreased 4.1% in the third quarter of 1998 compared to 1997.

As a result of the sales increase and a 0.4% increase in the gross profit percentage from 18.7% to 19.1%, restaurant gross profit increased by $341,000, or 10.4% in the third quarter of 1998 compared to the same period in 1997. The increase in the gross profit percentage was mainly the result of an increase in labor cost of 0.8% attributable to higher levels of staffing during peak business periods in order to provide better service to customers and to improve customer counts and to higher average hourly rates due to a competitive labor market. These increases were partially offset by a decrease of 0.4% in fixed and other expenses primarily due to the higher sales resulting from increased customers and a higher average guest check during the quarter.

Restaurant selling, general and administrative expense increased by $57,000 during the third quarter of 1998.

Restaurant depreciation and amortization increased by $68,000 during the third quarter 1998.

As a result of the above items, operating income increased by $216,000 or 10.1% in the third quarter of 1998.

CUES DIVISION. Cues's sales increased by $1,053,000 or 18.9% in the third quarter of 1998 compared to the same period in the prior year. Cues was able to increase sales volume in the third quarter of 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers recognized the benefits of Cues's equipment, thereby permitting the Company to be more selective on bidding. As a result of the sales increase and a 0.3% increase in the gross profit percentage from 32.1% in the third quarter of 1997 to 32.4% in the third quarter of 1998, gross profit increased by $362,000, or 20.2% in the third quarter of 1998. Operating income increased by $83,000, or 14.1%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $252,000 and an increase in depreciation and amortization expense of $27,000.

CORPORATE. Corporate general and administrative expenses increased by $47,000 during the third quarter of 1998 mainly as a result of an increase in the phantom stock option plan accrual for Bickford's management. Interest expense decreased by $138,000 due to a lower average debt balance in 1998. Interest income for the third quarter of 1998 was unchanged at $135,000 compared to 1997.

During the third quarter of 1998, the Company recorded net income tax expense of $1,124,000 consisting of a current tax provision of $383,000 and a deferred tax expense of $741,000. During the third quarter of 1997, the Company recorded a net income tax benefit of $1,248,000 consisting of a current tax provision of $209,000 and a deferred tax benefit of $1,457,000. The increase in tax expense was primarily attributable to non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The Company will continue to pay taxes on a cash basis at the rate of approximately 11%.

EARNINGS PER SHARE. Basic and diluted earnings per share for the quarter ended September 30, 1998 were $0.27 and $0.25, respectively. The basic and diluted weighted average number of shares outstanding for the quarter ended September 30, 1998 were 4,556,000 and 5,042,000, respectively. This compares to basic and diluted earnings per share of $0.71 and $0.66 per share, respectively for the corresponding period in 1997 when there were basic and diluted weighted average shares outstanding of 4,661,000 and 5,038,000, respectively. The average stock market price for the third quarter of 1998 was $10.49 compared to an average of $8.74 in the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's unrestricted consolidated cash positions at September 30, 1998 and December 31, 1997 was $0. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first nine months of 1998, the Company had cash flow from operations of $7,321,000. The cash from operations funded the acquisition of property, plant and equipment totaling $4,282,000, the payment of long-term debt of $1,384,000, the repayment of capital leases obligations of $92,000, the investment in a related party note receivable of $135,000 and the purchase of Common Stock of $1,953,000. During the first nine months of 1998, current assets increased by $84,000 primarily due to a $847,000 increase in accounts receivable, an increase in prepaid expenses of $174,000 partially offset by a $437,000 decrease in Cues's inventory. Current liabilities increased $930,000 mainly due to an increase in current portion of long-term debt of $1,449,000 partial offset by a decrease in accounts payable net of an increase in accrued expenses of $452,000.

During the first nine months of 1997, the Company had cash flow from operations of $5,997,000. The cash from operations, the proceeds from the Azimuth Corporation subsidiary notes receivable of $5,850,000 and the proceeds from the industrial revenue bonds of $2,500,000 funded the acquisition of property, plant and equipment totaling $3,526,000, a related party loan to Cadmus Corporation in the amount of $2,000,000, the repayment of long-term debt of $7,359,000, the purchase and retirement of Common Stock of $22,000, the payment of deferred debt costs of $112,000, the repayment of capital leases obligations of $106,000 and an increase in restricted cash of $1,222,000. During the nine months of 1997, current assets (excluding restricted cash and deferred taxes) increased by $81,000. Current liabilities (excluding the current portion of long-term debt and capital leases) decreased $1,682,000 mainly due to a reduction in Bickford's and Cues's accounts payable.

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


                                              ELXSI CORPORATION
                                ------------------------------------------------
                                                (Registrant)



Date: November 10, 1998         /s/ ALEXANDER M. MILLEY
                                ------------------------------------------------
                                    Alexander M. Milley,  Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: November 10, 1998         /s/ THOMAS R. DRUGGISH
                                ------------------------------------------------
                                    Thomas R. Druggish,  Vice President,
                                    Treasurer and Secretary (Chief Accounting
                                    Officer and Principal Financial Officer)