Form 10-K
period 1998-12-31
ELXSI CORP /DE//
filed 1999-04-01
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                  -------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    For the fiscal year ended DECEMBER 31, 1998
                             ---------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ______________________ to ___________________

                         Commission file number   0-11877
                                                -----------

                                ELXSI CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 77-0151523
 ---------------------------------         ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

       3600 RIO VISTA AVENUE, SUITE A, ORLANDO FL            32805
       ------------------------------------------          ---------
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:      (407) 849-1090
                                                      --------------------

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------        -----------------------------------------
             None                            Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, PAR VALUE $0.001, AND ASSOCIATED COMMON STOCK PURCHASE RIGHTS
   ---------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 1, 1999, as reported by NASDAQ, was $28,387,000. On March 1, 1999, the Registrant had outstanding 4,453,463 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in May 1999 are incorporated by reference into Part III.

THIS ANNUAL REPORT ON FORM 10-K (THIS "10-K") INCLUDES FORWARD-LOOKING STATEMENTS, PARTICULARLY IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION (ITEM 7 HEREIN). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY OR ON BEHALF OF THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES AND
EXCHANGE COMMISSION, IN PRESS RELEASES AND OTHER PUBLIC ANNOUNCEMENTS OR OTHERWISE. ALL SUCH FORWARD-LOOKING STATEMENTS ARE WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUE, INCOME, LOSSES AND CASH FLOWS, PLANS FOR FUTURE CAPITAL AND OTHER EXPENDITURES, PLANS FOR FUTURE OPERATIONS, FINANCING NEEDS OR PLANS, PLANS RELATING TO PRODUCTS OR SERVICES, ESTIMATES CONCERNING THE EFFECTS OF LITIGATION OR OTHER DISPUTES, AS WELL AS EXPECTATIONS AND ASSUMPTIONS RELATING TO ANY OR ALL OF THE FOREGOING, RELATING TO THE COMPANY, ITS SUBSIDIARIES AND/OR DIVISIONS.

ALTHOUGH THE COMPANY BELIEVES THAT ITS FORWARD-LOOKING STATEMENTS ARE BASED ON EXPECTATIONS AND ASSUMPTIONS THAT ARE REASONABLE, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CAN NOT BE PREDICTED. ACCORDINGLY, NO ASSURANCE CAN BE GIVEN THAT SUCH EXPECTATIONS OR ASSUMPTIONS WILL PROVE TO HAVE BEEN CORRECT, AND FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN OR UNDERLYING THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE FUTURE EVENTS AND ACTUAL RESULTS TO DIFFER MATERIALLY ARE: THE DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES AND OTHER MARKET ACCEPTANCE RISKS; THE PRESENCE IN THE COMPANY'S
MARKETS OF COMPETITORS WITH GREATER FINANCIAL RESOURCES, AND THE IMPACT OF COMPETITIVE PRODUCTS AND SERVICES AND PRICING; THE LOSS OF ANY SIGNIFICANT CUSTOMERS OR GROUP OF CUSTOMERS; GENERAL ECONOMIC AND MARKET CONDITIONS NATIONALLY AND (IN THE CASE OF BICKFORD'S) IN NEW ENGLAND; THE ABILITY OF CUES TO DEVELOP NEW PRODUCTS; CAPACITY AND SUPPLY CONSTRAINTS OR DIFFICULTIES; THE RESULTS OF THE COMPANY'S FINANCING EFFORTS; THE EMERGENCE OF FUTURE OPPORTUNITIES; AND THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES.

MORE DETAIL REGARDING THESE AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS, ASSUMPTIONS AND FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS") MAY BE DISCLOSED IN THIS 10-K, OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS AND PUBLIC ANNOUNCEMENTS OF THE COMPANY. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, ITS SUBSIDIARIES OR DIVISIONS OR PERSONS ACTING ON THEIR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS OR ADVISE OF CHANGES IN THE EXPECTATIONS, ASSUMPTIONS AND FACTORS ON WHICH THEY ARE BASED.

                                     PART I


ITEM 1.         BUSINESS

GENERAL

ELXSI Corporation (the "Company") is a Delaware corporation that was formed in September 1980 as Trilogy Limited, a Bermuda corporation. The Company changed its name to ELXSI Ltd. in January 1987, and changed its place of incorporation from Bermuda to Delaware and became known as ELXSI Corporation in August 1987. A public company since November 1983, the Company acquired ELXSI, a California corporation ("ELXSI"), in October 1985. In December 1987, the Company's other California subsidiary, Trilogy Systems Corporation was merged into ELXSI.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 restaurants operating under the Howard Johnson's name, located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000 (including transaction fees and costs).

Between 1991 and 1997, ELXSI sold six of its Howard Johnson's restaurants and converted five of the remaining six Howard Johnson's into Bickford's Family
Restaurants.  During the same  period,  ELXSI  opened 11 new  Bickford's  Family
Restaurants ("Bickford's") and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted nine Abdow's into Bickford's, sold one Abdow's and closed another Abdow's. During 1998, ELXSI opened three additional Bickford's and closed one Abdow's Restaurant. At December 31, 1998 ELXSI operated 58 Bickford's, four Abdow's and one Howard Johnson's Restaurant, in its Bickford's Family Restaurant division (the "Bickford's Division" or "Restaurant Division"). As used herein the term "Restaurants" refers to the Bickford's, Abdow's and Howard Johnson's restaurants owned and operated in the Restaurant Division. On January 1, 1999, the lease on ELXSI's sole remaining Howard Johnson's Restaurant expired and this restaurant was closed.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reference is made to the information set forth in Note 11 (Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

RESTAURANT DIVISION

Restaurant Division sales were $71,517,000, $65,198,000 and $61,283,000 in 1998,
1997 and 1996, respectively, representing 72.6%, 75.0% and 74.1% of the total sales of the Company during 1998, 1997 and 1996, respectively.

The Restaurants are family-oriented and offer full-service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low-to-moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.99 and $8.99, with the average customer check being approximately $5.68, $5.52 and $5.24 in 1998, 1997 and 1996, respectively. Major categories of menu items are pancakes, waffles, french toast, eggs and omelets, "country" dinners, soups and side orders, salads, hamburgers, sandwiches, and desserts. Breakfast items and coffee have accounted for approximately 70% of all food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week. Most Restaurants are generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends with some open 24 hours on the weekends and others open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families and to a lesser extent senior citizens, which are attracted to the high-quality, low-to-moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. The Company believes that repeat business accounts for a majority of Restaurant sales.

Each of the Bickford's Restaurants generally consists of a free standing building that covers approximately 2,700 to 7,400 square feet, and all are typically located adjacent to major roads and highways and/or shopping malls. Nearly all of the Restaurants contain two dining areas designated as smoking and non-smoking. At December 31, 1998, 14 of the Restaurant buildings were owned, while the remaining 49 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 100 to 257 people. Eight of the Bickford's Restaurants provide counter service.

RESTAURANT EXPANSION AND RENOVATION

Capital expenditures during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                              1998               1997               1996
                                          ------------       ------------       ------------
         Expansion                        $    942,000       $    725,000       $    483,000
         Conversions                                --                 --            747,000
         Purchase leased property              641,000            635,000                 --
         Renovation                            279,000            255,000            384,000
         Replacement due to fire loss               --            517,000            249,000
         Refurbishment & equipment
              replacements                   1,887,000          1,695,000          1,028,000
                                          ------------       ------------       ------------
                                          $  3,749,000       $  3,827,000       $  2,891,000
                                          ============       ============       ============

Earnings from operations funded the majority of the above capital expenditures. The purchases of the leased properties were primarily made with the proceeds of mortgages.

The Company currently plans to spend approximately $2,350,000 for renovations, refurbishments and equipment replacements and approximately $1,550,000 for Restaurant expansion during 1999. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units, and, to a lesser extent, from price increases. The Company believes that these factors at least partially resulted in increased sales at comparable Restaurants.

Sales at same Bickford's Restaurants increased 6.2% in 1998 (48 Restaurants), increased 4.2% in 1997 (41 Restaurants), and 0.7% in 1996 (35 Restaurants) over the prior year's sales. Customer counts at these same Restaurants increased 3.2% in 1998, decreased 1.0% in 1997 and decreased 0.8% in 1996 over the prior year's counts.

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

RESTAURANT MANAGEMENT AND SUPERVISION

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during Restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. The Bickford's Division has nine district managers who, between them, cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and restaurant profitability.

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

COMPETITION

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains, many of whom are larger and have greater financial resources than the Company. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with its low-to-moderately-priced menu items, will continue to attract customers. The Company noticed an increase in the number of restaurants offering buffet-style dining in New England. The Company believes that the freshness of its food and its reasonable pricing compare favorably to these buffet concepts.

EMPLOYEES

At December 31, 1998, the Restaurant Division employed 2,752 persons, of which 2,174 were part-time hourly employees, 352 were full-time hourly employees and 226 were salaried personnel. This is approximately the same number of employees as of December 31, 1997. None of the Restaurant Division's employees are represented by a union.

ENVIRONMENTAL MATTERS

The Restaurant Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment, which are considered by management to be typical for companies operating in the Restaurant industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.

CUES DIVISION

The Cues Division sales were  $27,049,000,  $21,747,000 and $21,460,000 in 1998,
1997 and 1996, respectively, representing 27.4%, 25.0% and 25.9% of the total sales of the Company during 1998, 1997 and 1996, respectively.

Cues manufactures systems which utilize closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures unnecessarily burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network the treatment plant may become overwhelmed resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. Cues also designs and sells a range of portable systems that may be hand carried or mounted on a wheeled dolly for ease of transport to difficult access locations. Cues also provides product servicing and replacement parts for its customers. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not engaged in the service business of maintaining and repairing sewer lines but strictly designs and manufactures equipment.

INSPECTION AND REHABILITATION EQUIPMENT

Cues's inspection and sealing equipment constitutes an integrated system that provides the capability of inspecting underground sewer lines via remote control television cameras. The system has the capability of creating a permanent record on video tape of the pipe conditions such as distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for (a) detecting leaking joints through an air pressure testing device and (b) properly applying chemical sealant to repair small pipe fractures and leaking joints.

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

PRODUCT SERVICING, REPLACEMENT PARTS AND CHEMICALS

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Milpitas, California; Toronto, Canada; and Maastricht, The Netherlands. In Orlando, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles, generators, etc., furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $185,000, $146,000 and $287,000, during the years 1998, 1997 and 1996, respectively.

PRODUCT DEVELOPMENT

Cues has an ongoing program to improve its existing products and to develop new products. During the 12 months ended December 31, 1998, 1997 and 1996, approximately $360,000, $217,000 and $248,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although

Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 1999, Cues currently plans to spend approximately $300,000 (exclusive of such personnel expenses) for product development activities.

SOURCE AND AVAILABILITY OF RAW MATERIALS

Cues manufactures certain components of its system and purchases others. Purchased components include television camera modules, monitors, video recorders, vehicles, all of which are available from a number of sources. These purchases from suppliers are done on a purchase order basis and without any long-term commitments or contracts.

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

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately owned sewer systems. No customer accounted for more the 5% of Cues's 1998, 1997 or 1996 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American Customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 1998, 1997 and 1996, export sales to foreign countries represented approximately 13%, 12% and 16% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, the currency and payment risk are minimized.

The Cues Division historically has not experienced any material problems or risks in distributing and selling products outside the United States, other than those normally associated with such efforts (e.g., language barriers, time differences, customs regulations and complications relative to the conforming of equipment to local electronic, video, vehicle and other standards).

COMPETITION

Competition for the types of product sold by Cues is based mostly on price, features, service and reliability. Management believes that it competes effectively in each of these respects. Management also believes that there are six companies which produce and sell products which are competitive with those produced by Cues. A significant portion of sales are generated through a bidding process initiated by municipalities. This process is extremely price sensitive, requiring Cues to meet or beat competitors' bids in order to secure sales.

EMPLOYEES

At December 31, 1998 Cues had 155 full and part-time employees. This includes four employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

ENVIRONMENTAL

The Cues Division is subject to various federal, state and local laws, rules and regulations relating to the protection of the environment, which are considered by management to be typical for companies operating in the underground pipe inspection industry. Management believes that compliance therewith has had no material effect on its capital expenditures, earnings or competitive position.

ITEM 2.     PROPERTIES

ELXSI leases land and/or buildings at 49 of its 63 restaurants, under lease agreements expiring (including extension options) on various dates through 2032. The majority of these leases are "triple net", requiring ELXSI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments and a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 1998:

                                                             Howard
                                          BICKFORD'S        JOHNSON'S        ABDOW'S         TOTAL
                                          ----------        ---------        -------         -----
    Massachusetts:         Owned             10                 --              --             10
                           Leased            26                  1               3             30

    Connecticut:           Owned              2                 --              --              2
                           Leased             7                 --               1              8

    Rhode Island:          Owned             --                 --              --             --
                           Leased             5                 --              --              5

    New Hampshire:         Owned              2                 --              --              2
                           Leased             5                 --              --              5

    Vermont:               Owned             --                 --              --             --
                           Leased             1                 --              --              1

    Total:                 Owned             14                 --              --             14
                           Leased            44                  1*              4             49

* closed 1/1/99

ELXSI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for its Restaurant Division management and administrative headquarters, and a 26,000 square foot office and manufacturing facility in Orlando, Florida of which 4,000 square feet are currently being utilized by its Cues Division for manufacturing. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, The Netherlands and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada. During 1997, ELXSI purchased a 32,000 square foot facility in Orlando, Florida. Renovation and expansion to 48,000 square feet was completed by ELXSI in 1998 and Cues is currently utilizing the facility for it's manufacturing and administrative functions.

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

There were no matters submitted to vote of stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

The Company's Common Stock is traded in the National Market System of The Nasdaq Stock Market ("Nasdaq"), under the symbol ELXS. The following table sets forth high and low closing sales prices for the fiscal quarters indicated, as reported by NASDAQ.
                                       1998                          1997
                               ---------------------       ---------------------
                                  HIGH         LOW            HIGH         LOW

         First Quarter         $ 17.750     $ 10.063       $  7.375     $ 5.875
         Second Quarter          14.750        9.500          7.375       5.750
         Third Quarter           12.500        8.750         12.000       7.000
         Fourth Quarter          13.625        8.125         15.000       8.750

On March 16, 1999, the reported last sale price for the Company's Common Stock was $10.25 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

As of March 1, 1999 there were 5,112 holders of record of the Company's Common Stock.

DIVIDEND HISTORY

The Company has never paid a cash dividend. Management will consider paying dividends depending on future earnings and cash flows of the Company and other relevant considerations. On June 4, 1997, the Board of Directors declared a common stock purchase right dividend for shareholders of the Company's Common Stock outstanding as of June 16, 1997.

STOCK TRANSFER AGENT

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.   SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)

                                                                  YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1998        1997        1996        1995        1994
                                                 --------    --------    --------    --------    --------
NET SALES                                        $ 98,566    $ 86,945    $ 82,743    $ 74,674    $ 62,423
COSTS AND EXPENSES:
    Cost of sales                                 (77,327)    (68,406)    (66,603)    (58,347)    (47,440)
    General and administrative                     (9,269)     (7,924)     (7,362)     (7,484)     (6,630)
    Depreciation and amortization                  (3,529)     (3,176)     (2,775)     (2,206)     (1,794)
    Interest income                                   583       1,287         111         125           8
    Interest expense                                 (807)     (1,420)     (1,495)     (1,767)     (1,426)
    Other (expense) income                           (193)       (239)        432          65         (41)
    (Provision) benefit for income taxes           (3,234)      7,312       2,332        (514)       (366)
                                                 --------    --------    --------    --------    --------

Net income                                       $  4,790    $ 14,379    $  7,383    $  4,546    $  4,734
                                                 ========    ========    ========    ========    ========

Net income per common share
    Basic                                        $   1.05    $   3.08    $   1.55    $   0.95    $   0.88
                                                 ========    ========    ========    ========    ========
    Diluted                                      $    .95    $   2.88    $   1.51    $   0.89    $   0.79
                                                 ========    ========    ========    ========    ========

Weighted average number of common and
   common equivalent shares
    Basic                                           4,557       4,661       4,763       4,811       5,353
    Assumed conversion of options and warrants        486         328         139         282         654
                                                 --------    --------    --------    --------    --------
    Diluted                                         5,043       4,989       4,902       5,093       6,007
                                                 ========    ========    ========    ========    ========

OTHER DATA:

Working capital                                  $ 11,216    $ 12,095    $  8,649    $  2,438    $   (423)
Total assets                                       66,636      67,661      61,143      48,772      41,214
Capitalized leases and long term debt               8,665      12,354      20,704      14,924      12,304
Stockholders' equity                               45,560      43,172      28,913      22,714      19,398

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


YEAR ENDED DECEMBER 31, 1998

RESTAURANT DIVISION. The Restaurants had sales of $71,517,000, cost of sales of $58,614,000, selling, general and administrative expenses of $2,134,000 and depreciation and amortization expense of $2,972,000, which yielded operating income of $7,797,000. In addition, the Restaurants had $148,000 of interest expense related primarily to mortgage loans and capital leases, and other expense of $140,000 related to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $7,509,000.

CUES DIVISION. Cues had sales of $27,049,000, cost of sales of $18,713,000, selling, general and administrative expenses of $5,137,000 and depreciation and amortization expense of $557,000, which yielded operating income of $2,642,000. In addition, Cues had $63,000 of interest expense, $20,000 of interest income and $72,000 of other expense, resulting in income before taxes of $2,527,000.

CORPORATE. Corporate general and administrative expenses were $1,998,000. The major components of these expenses were the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's proxy statement for further information), management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Under the terms of the Cadmus management agreement, Cadmus provides ELXSI with advice and services with respect to it's business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes;

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

Corporate interest expense was $596,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is Bank of America National Trust and Savings Association (formerly named Bank of America Illinois) ("BofA"); Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 1998, the Company recorded a current consolidated tax provision of $1,207,000 and deferred tax expense of $2,027,000, resulting in income tax expense of $3,234,000. The deferred tax expense was recorded in accordance with Statement of Accounting Standards Number 109 "Accounting For Income Taxes" (SFAS
109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Management evaluated the likelihood of future earnings during the remaining life of its net operating loss and tax credit carryforwards and the anticipated realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, the ability of the company to realize budgeted future taxable income, and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with sections 382 and 383 of the Internal Revenue Code (IRC). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur - and no assurance can be given that one will not occur - factors such as the number of common shares issued and outstanding, the market price of such shares, short term treasury rates, etc., would be used under the current tax laws to determine the amount of the tax loss and credit carryforwards that can be utilized each year. At December 31, 1998, management continued to believe the possibility of a change of ownership occurring in 1999 was less likely due to bylaw provisions approved by the stockholders in May 1997 to help limit such changes as well as the passage of time in the three-year window of ownership change calculation.

Recording the deferred tax expense in 1998 resulted in a decrease in net income and basic earnings per share of $2,027,000 and $0.44 ($0.40 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 1998 basic and diluted earnings per share were $1.05 and $.95, respectively. The 1998 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,557,000 and 5,043,000, respectively. The average stock price during 1998 was $11.44 and the market price at December 31, 1998 was $12.63.


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

CORPORATE. Corporate general and administrative expenses were $1,799,000. The major components of these expenses were the compensation accrual related to the Bickford's Phantom Stock Option Plan (see the Company's proxy statement for further information), management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Corporate interest expense was $1,184,000, consisting of senior bank debt interest. The Company's senior bank debt lender is BofA; Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 1997, the Company recorded a current consolidated tax provision of $850,000 and a deferred tax benefit of $8,162,000, resulting in a net income tax benefit of $7,312,000. The deferred tax benefit was recorded in accordance with SFAS 109. At December 31, 1996, management believed that the Company would have a cumulative stock ownership change of 50% or more during 1997. At December 31, 1997, management believed the possibility of a change of ownership occurring in 1998 was less likely due to bylaw provisions approved by the stockholders in May 1997 to help limit such changes as well as the passage of time in the three-year window of ownership change calculation.

As a result, in 1997, the Company reduced the valuation allowance by a net $8,162,000, which increased in the deferred tax asset of $2,881,000 at December 31, 1996 to $11,043,000 at December 31, 1997. The net deferred tax asset represents the amount of net operating loss and tax credit carryforwards which management believes were more likely than not to be realized in the future.

Recording the deferred tax benefit in 1997 resulted in an increase in net income and basic earnings per share of $8,162,000 and $1.75 ($1.64 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 1997 basic and diluted earnings per share were $3.08 and $2.88, respectively. The 1997 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,661,000 and 4,989,000, respectively. The average stock price during 1997 was $8.23 and the market price at December 31, 1997 was $11.50.


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


COMPARISON OF 1998 RESULTS TO 1997 RESULTS

Sales during 1998 increased by $11,621,000, or 13.4%, gross profit increased by $2,700,000, or 14.6%, selling, general and administrative expense increased by $1,345,000, or 17.0%, and depreciation and amortization increased by $353,000, or 11.1%, resulting in an operating income increase of $1,002,000, or 13.5%, in each case as compared to 1997. Interest expense decreased by $613,000, or 43.2%, interest income decreased by $704,000, or 54.7%, and other expense decreased by $46,000, or 19.2%. In 1998, the Company recorded an income tax expense of $3,234,000 compared to an income tax benefit of $7,312,000 in 1997. The above changes resulted in a decrease in net income of $9,589,000, or 66.7% in 1998 compared to 1997.

RESTAURANT DIVISION. Restaurant sales increased by $6,319,000, or 9.7%, in 1998. The sales increase is primarily attributable to an increase in the same store sales of $3,126,000 and an increase in sales at new Restaurants of $4,266,000 partially offset by sales declines due to closed Restaurants. Same store Restaurant sales increased by $3,126,000, or 6.2%, mainly as a result of an increase in customers and a menu price increase.

The comparable 48 Bickford's had customer count increases of 3.2%, while the four remaining Abdow's and the one Howard Johnson's had decreased customer counts of 2.4% and 1.1%, respectively. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit increased by $1,083,000, or 9.2%, and gross profit as a percentage of sales remained relatively flat between years. Labor costs as a percentage of sales increased by 0.5%, from 35.1% in 1997 to 35.6% in 1998, due to competitive economic pressures causing higher average rates of pay and increased staffing during peak business periods. Variable costs including advertising remained flat, while fixed costs decreased by 0.2% as a percentage of sales in 1998 compared to 1997.

Restaurant selling, general and administrative expense increased by $254,000, or 13.5%, during 1998 compared to 1997 due to additional personnel and labor rate increases.

Restaurant depreciation and amortization increased by $278,000, or 10.3%, during
1998  as  compared  to  1997.  Restaurant   depreciation  and  amortization  are
anticipated to increase each year with the addition of new Restaurants.

As a result of the above, Restaurant Division operating income increased by $551,000, or 7.6%, in 1998 compared to 1997.

CUES DIVISION. Cues's sales increased by $5,302,000, or 24.4%, in 1998 compared to 1997. As a result of this increase and a 0.1% decrease in Cues's gross profit percentage in 1998 compared to 1997, gross profit increased by $1,617,000, or 24.1%. Cues was able to increase sales volume in 1998 without resorting to price reductions in the face of continuing competitive pressures. Customers appear to recognize the benefits of Cues's equipment, thereby permitting the Company to be more selective in its pricing during the competitive bidding process. Selling, general and administrative expenses increased by $892,000, or 21.0%, and depreciation and amortization expense increased by $75,000, or 15.6%. The increase in selling, general and administrative expenses was 47% related to selling expenses and 53% related to general and administrative expense. The increase in sales expenses are primarily attributable to increases in wages resulting from both rate and headcount increases, sales volume-related commissions and an increase in west coast sales efforts, where a satellite service and sales office has been established. The general and administrative expense increase is primarily attributable to increases in wages resulting from both rate and headcount increases, new facility costs, repairs and maintenance of computer hardware. The net result of the above produced an increase in operating income of $650,000, or 32.6%, in 1998 compared to 1997.

CORPORATE. Corporate's general and administrative expenses increased by $199,000, or 11.1%, during 1998 compared to 1997, mainly due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan and and to a lesser extent an marginal increase in management fee expense. Interest expense decreased by $588,000, or 49.7%, in 1998 compared to 1997.


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

The original comparable 28 Bickford's had decreased customer counts of 0.8%, while the 12 other comparable Bickford's and the one Howard Johnson's had decreased customer counts of 1.5% and 2.3%, respectively. Overall comparable customer counts decreased by 1.8% in 1997 compared to 1996. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

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

On December 30, 1996, ELXSI purchased three revolving notes (the "Notes") with a face value of $6,650,000 from BofA, its lending bank, for $5,850,000. The Company recorded this $800,000 discount as a reduction in the face amount of the Notes on the December 31, 1996 balance sheet. The face value of the Notes, payable by three wholly-owned subsidiaries of Azimuth Corporation (collectively, the "Azimuth Subsidiaries"), bore interest at 15% per annum payable in arrears on the 1st and 16th of each month and had a maturity date of June 30, 1998. The Notes were fully collateralized by all of the assets of Azimuth Corporation and the Azimuth Subsidiaries, including accounts receivable and inventory. Certain of the officers, directors and/or stockholders of Azimuth Corporation are officers, directors and/or stockholders of the Company and/or officers and directors of ELXSI.

The purpose of the transaction described above and in this paragraph was to prudently utilize the Company's debt capacity to earn a return not generally available in the marketplace for the commensurate risk. The knowledge of the Azimuth Corporation credit and the short time frame required to respond to BofA made ELXSI unique in its ability to capture such an attractive opportunity. As a result of the transactions, ELXSI became the senior revolving credit lender to the Azimuth Subsidiaries. Funding for ELXSI's purchase of the Notes was provided by BofA under an amendment and restatement of its credit agreement with ELXSI. The Company's return on investment from the foregoing transactions was in the form of net interest (i.e., the difference between the Azimuth's Subsidiaries' 15% interest rate and the Company's cost of borrowing) and the portion of the discount earned by the Company described above.

On June 16, 1997, the Azimuth Subsidiaries prepaid all of the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit negotiated with a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment.

During 1997, in connection with the Azimuth Subsidiaries financing transaction described above, the Company recorded interest income (including amortization of the discount), net of the applicable interest expense paid to BofA, of $709,000, or $0.15 per share ($0.14 diluted). Over the period the Notes were outstanding and held by ELXSI, it earned approximately $938,000 of net income from these transactions.

YEAR 2000 COMPLIANCE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result these programs may not properly recognize the year 2000 (and subsequent dates) and errors may result. The company has instituted a program to identify these computer programs and modify or replace its systems so that they will function properly in the year 2000 as well as any non-information technology systems in place.

During 1998, the Restaurant division installed new accounting systems that are fully operational and are year 2000 compliant. Individual restaurant locations do not currently utilize point of sale registers and therefore computer programming changes are not required. Peripheral hardware and software and equipment at each restaurant location and the Restaurant head office are being evaluated for year 2000 compliance.

Cues is currently in the testing phase of its manufacturing and accounting software, which is the critical component for the planning, purchasing, manufacturing and sale of its products. All known functions within the software have been rewritten to be year 2000 compliant. Within various departments, Cues also utilizes computer hardware and peripheral programs that are separate and distinct from the accounting and manufacturing software. Examples include programs related to engineering design, spreadsheets, word processing, sales database tracking, etc. While not as critical to the ongoing nature of the business, Cues is currently assessing the effect of year 2000 on each hardware and software component. Cues does not utilize any computer aided machinery in its production process.

The Company is in the process of initiating and assessing formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to potential third parties' failures to remediate their own year 2000 issues. It is in the interest of the Company to use this information to mitigate these risks. However, because of the complexity of this issue, the Company can give no assurances that the systems of other companies on which the Company relies will be remedied for the year 2000 issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company. Plans are therefore under development in order to attempt to mitigate the extent of such potential adverse effects.

The Company is expensing the costs to modify or replace computer applications as incurred, the majority of which are being handled internally utilizing its normal information technology budget and personnel. The Company does not anticipate any significant increases in costs due to year 2000 conversions nor does it anticipate any decrease in the information technology budget upon completion of the conversion efforts. The Company will continue to incur salary expense, while the efforts of personnel will be directed towards other ongoing information technology projects in 2000. Based on the above, management does not anticipate that the cost of achieving year 2000 compliance will exceed $50,000, and therefore will not have a material impact on the Company's operation, financial condition or liquidity.

INCOME TAXES AND INFLATION

In 1998, the Company recorded a provision for current federal alternative minimum taxes of $242,000, a state income tax provision of $965,000 and a deferred tax expense of $2,027,000, resulting in an income tax expense of $3,234,000.

In 1997, the Company recorded a provision for current federal alternative minimum taxes of $149,000, a state income tax provision of $701,000 and a deferred tax benefit of $8,162,000, resulting in an income tax benefit of $7,312,000 (see "Year Ended December 31, 1997 - Corporate" above).

In 1996, the Company recorded a provision for current federal alternative minimum taxes of $105,000, a state income tax provision of $444,000 and a deferred tax benefit of $2,881,000, resulting in an income tax benefit of $2,332,000 (see "Year Ended December 31, 1996 - Corporate" above).

At December 31, 1998, the Company had approximately $194,000,000 in federal net operating loss carryforwards, which begin to expire in 1999 and fully expire in 2005 if not used. In addition, the Company had $885,000 in tax credit carryforwards available to reduce future federal income taxes (see Note 5, "Income Taxes", to the consolidated financial statements).

Inflation and changing prices have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated unrestricted cash positions at December 31, 1998 and 1997 were $1,587,000 and $1,208,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During 1998, the Company had cash flow from operations of $11,280,000 which, along with the net borrowings of long-term debt of $500,000 and proceeds from the exercise of stock options of $26,000, funded the purchase of property, plant and equipment totaling $5,750,000, investment in related party notes of $135,000, net payments of the line of credit of $3,862,000, principal payments of other long-term debt totaling $217,000, the purchase of Common Stock for $2,432,000 and principal payments on capital leases of $110,000. During 1998, current assets decreased by $909,000, primarily due to the use of the restricted cash and cash equivalents for funding the Cues building renovation and expansion and a decrease in Cues's accounts receivable partially offset by an increase in the Company's current deferred tax asset. Current liabilities increased in 1998 by $624,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1997, the Company had cash flow from operations of $10,327,000 which, along with the net collection of related party notes receivable of $3,850,000 and net borrowings of long-term debt of $3,020,000, funded the purchase of property, plant and equipment totaling $5,435,000 (including the $1,407,000 of land and building construction-in-progress and the three new Restaurants opened in 1997), net payments of the line of credit of $10,765,000, principal payments of other long-term debt totaling $74,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $22,000; payment of deferred bank fees of $153,000; and principal payments on capital leases of $137,000. During 1997, current assets increased by $3,420,000, primarily due to the increase in restricted cash and cash equivalents and an increase in the Company's deferred tax asset. Current liabilities increased in 1997 by $141,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1996, the Company had cash flow from operations of $4,792,000 which, along with the $1,075,000 proceeds from the sale of an Abdow's Restaurant and net borrowings of $7,112,000 under the bank line of credit, funded the purchase of property, plant and equipment totaling $3,108,000 (including the one new Restaurant opened in 1996), a loan to ELX Limited Partnership ("ELX") totaling $909,000, the purchase of related party debt with a face amount of $6,650,000 from BofA for $5,850,000 (see "Comparison of 1997 Results to 1996 Results and

Corporate" above); principal payments of long-term 14.5% and 15% senior subordinated notes totaling $1,199,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $1,146,000; and principal payments on capital leases of $139,000. During 1996, current assets increased by $4,198,000, primarily due to an increase in Cues's inventory, the recording of a deferred tax asset, an increase in Bickford's and Corporate's accounts receivable due to an insurance settlement related to a Restaurant fire in 1996, partially offset by a decrease in the asset held for sale due to the sale of the Abdow's restaurant. Inventory increased due to Cues's introduction and development of new products, a general increase in component parts used in production and an increase in finished assemblies. Current liabilities decreased in 1996 by $158,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund future operations, including the interest payments on bank debt. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

ITEM 7A.    MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 1998, the Company has approximately $6.5 million in variable rate debt outstanding and as such the market risk is immaterial based upon a 10% increase or decrease in interest rates from there December 31, 1998 levels. The Company has elected to manage this risk by obtaining debt financing which allow it to select the most advantageous interest rate between either the prime rate or the Eurodollar rate plus 2%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1998, together with the report thereon of PricewaterhouseCoopers LLP dated March 12, 1999, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since the beginning of 1996: (i) PricewaterhouseCoopers LLP, the Company's independent accountants engaged as the principal accountant to audit the Company's financial statements, has neither resigned (or indicated it has declined to stand for re-election after the completion of a current audit) or been dismissed, and (ii) no new independent accountant has been engaged by the Company as either the principal accountant to audit the Company's financial statements or as an independent accountant to audit a significant subsidiary of the Company.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1998 for the annual Meeting of Stockholders to be held in May 1999.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1998 for the annual Meeting of Stockholders to be held in May 1999.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1998 for the annual Meeting of Stockholders to be held in May 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1998 for the annual Meeting of Stockholders to be held in May 1999.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
1.  FINANCIAL STATEMENTS                                                      Number(s)
                                                                              ---------
         Report of Independent Accountants                                       F-1
         Consolidated Balance Sheets at December 31, 1998 and 1997            F-2 to F-3
         Consolidated Income Statements for the three years ended
              December 31, 1998                                                  F-4
         Consolidated Statements of Stockholders' Equity for the
              three years ended December 31, 1998                                F-5
         Consolidated Statements of Cash Flows for the three years
              ended December 31, 1998                                         F-6 to F-7
         Notes to Consolidated Financial Statements                           F-8 to F-26

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

Exhibit
Number          Description
------          -----------

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

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998 (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-k, dated March 19, 1999 (File no. 0-11877))

3.4 Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 24, 1997 and filed on June 26, 1997 (File No. 0-11877)).

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit
                4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.5 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6 Form of Second Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

Exhibit
Number          Description
------          -----------

4.7 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

4.8             Exercise  of  Option  and  Assignment  of  Registration   Rights
                executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.9 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BofA"). (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.10 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.11 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.12 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.13 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.14 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.15 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to
                Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.16 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File no. 0-11877)).

Exhibit
Number          Description
------          -----------

4.18 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.19 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877))

10.1            The  Company's  1987  Incentive  Stock  Option  Plan as amended.
                (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

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

10.6 The Company's 1997 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statements filed January 30, 1998 (Registration No. 333-45381)).

10.7 The Company's 1998 Incentive Stock Option Plan (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A Filed on April 17, 1998 (File No. 0-11877)).

10.8 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.9 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

Exhibit
Number          Description
------          -----------

10.12           Non-Qualified  Stock  Option  Agreement  issued  to  Farrokh  K.
                Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.14           Non-Qualified  Stock  Option  Agreement  issued to  Alexander M.
                Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit
                10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15           Non-Qualified   Stock  Option  Agreement  issued  to  Thomas  R.
                Druggish for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 3, 1989 (File No 0-11877)).

10.17 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.18 Management Agreement between Winchester National, Inc. (d/b/a M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-11877)).

10.19 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and Milley Management Incorporated ("MMI"). (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.20 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit
                10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.21 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus (incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.22 Assignment to Cadmus Corporation ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.23 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

Exhibit
Number          Description
------          -----------

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing.

10.25 Form of Stock Purchase and Option Exercise Agreement, dated as of December 30, 1996, between BACC and ELX (Incorporated herein by reference to Exhibit D to the Amendment No. 10 to the
                Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.26 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999 (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.27 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BofA (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the
                Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.28 Second Amended and Restated Loan and Security Agreement, dated as of October 9, 1995, between Azimuth and BofA. (Incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.29 Loan and Security Agreement, dated as of October 9, 1995, between DEI and BofA. (Incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.30 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BofA. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.31 Loan and Security Agreement, dated as of October 9, 1995, between CDW and BofA. (Incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.32 First Omnibus Amendment, dated as of August 9, 1996, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.33 Second Omnibus Amendment, dated as of September 23, 1996, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.34 Third Omnibus Amendment, dated as of November 27, 1996, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.35 Second Amended and Restated Guaranty, dated as of October 9, 1995, made by DEI, CDI and CDW in favor of BofA. (Incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.36 Second Amended and Restated Pledge Agreement, dated as of October 9, 1995, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

Exhibit
Number          Description
------          -----------

10.37 Form of letter, dated June 1997 from ELXSI to Azimuth, DEI, CDI, and CDW (Incorporated herein by reference to Exhibit C to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997 filed in respect of the Company's Common Stock)

10.38 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-11877)).

23.1            Consent of PricewaterhouseCoopers LLP

27              Financial Data Schedule

(B)  REPORTS ON FORM 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELXSI CORPORATION

                                        BY: /s/ ALEXANDER M. MILLEY
                                            ------------------------------------
                                            Alexander M. Milley
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Dated:   March  17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                                   DATE
-----------------------------             ----------------------                     --------------
 /s/ ALEXANDER M. MILLEY                  Chairman of the Board,                     March 17, 1999
----------------------------------        President and Chief Executive
     Alexander M. Milley                  Officer (Principal Executive Officer)


 /s/ ROBERT C. SHAW                       Director and Vice President                March 17, 1999
----------------------------------
     Robert C. Shaw


 /s/ THOMAS R. DRUGGISH                  Vice President, Treasurer                   March 17, 1999
----------------------------------       and Secretary (Chief
     Thomas R. Druggish                  Accounting Officer and
                                         Principal Financial Officer)


 /s/ KEVIN P. LYNCH                       Director and Vice President                March 17, 1999
----------------------------------
     Kevin P. Lynch


 /s/ FARROKH K. KAVARANA                  Director                                   March 17, 1999
----------------------------------
     Farrokh K. Kavarana


 /s/ DENIS M. O'DONNELL                   Director                                   March 17, 1999
----------------------------------
     Denis M. O'Donnell

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 26, present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP


Orlando, Florida
March 12, 1999

                                    ELXSI CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)

                                       A S S E T S



                                                                 December 31,  December 31,
                                                                     1998          1997
                                                                 ------------  ------------
Current assets:

     Cash and cash equivalents                                      $ 1,587       $ 1,208

     Restricted cash and cash equivalents                                --         1,079

     Accounts receivable, less allowance for
       doubtful accounts of $181 and $117 in 1998
       and 1997, respectively                                         3,493         3,987

     Inventories                                                     10,114        10,378

     Prepaid expenses and other current assets                          292           203

     Deferred tax asset                                               5,484         5,024
                                                                    -------       -------

         Total current assets                                        20,970        21,879

Property, buildings and equipment, net                               31,888        29,681

Intangible assets, net                                                5,163         5,344

Deferred debt costs, net                                                105           155

Notes receivable - related party                                      4,200         4,065

Deferred tax asset - noncurrent                                       3,532         6,019

Other                                                                   778           518
                                                                    -------       -------

     Total assets                                                   $66,636       $67,661
                                                                    =======       =======


 The accompanying notes are an integral part of these consolidated financial statements.

                                    ELXSI CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,    December 31,
                                                                 1998            1997
                                                              ------------    ------------
Current liabilities:
     Accounts payable                                          $   3,526       $   4,434
     Accrued expenses                                              5,289           5,005
     Capital lease obligations - current                              52             125
     Current portion of long-term debt                               887             220
                                                               ---------       ---------

         Total current liabilities                                 9,754           9,784

Capital lease obligations - non current                            1,037           1,074
Long-term debt, net of discount                                    6,689          10,935
Other non current liabilities                                      3,596           2,696
                                                               ---------       ---------

     Total liabilities                                            21,076          24,489
                                                               ---------       ---------

Commitments and contingencies (Note 8)                                --              --
                                                               ---------       ---------

Stockholders' equity:
   Preferred Stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                   --              --
   Common Stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,453,460
       at December 31, 1998 and 4,660,980
       at December 31, 1997                                            5               5
   Additional paid-in-capital                                    226,103         228,509
   Accumulated deficit                                          (180,343)       (185,133)
   Accumulated other comprehensive income                           (205)           (209)
                                                               ---------       ---------

         Total stockholders' equity                               45,560          43,172
                                                               ---------       ---------

     Total liabilities and stockholders' equity                $  66,636       $  67,661
                                                               =========       =========



 The accompanying notes are an integral part of these consolidated financial statements.

                                    ELXSI CORPORATION
                              CONSOLIDATED INCOME STATEMENTS
                      (Amounts in Thousands, Except Per Share Data)


                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1998         1997         1996
                                                      --------     --------     --------
Net sales                                             $ 98,566     $ 86,945     $ 82,743

Costs and expenses:
     Cost of sales                                      77,327       68,406       66,603
     Selling, general and administrative                 9,269        7,924        7,362
     Depreciation and amortization                       3,529        3,176        2,775
                                                      --------     --------     --------

Operating income                                         8,441        7,439        6,003

Other income (expense):
     Interest income                                       583        1,287          111
     Interest expense                                     (807)      (1,420)      (1,495)
     Other (expense) income                               (193)        (239)         432
                                                      --------     --------     --------

Income before income taxes                               8,024        7,067        5,051

(Provision) benefit for income taxes                    (3,234)       7,312        2,332
                                                      --------     --------     --------

Net income                                               4,790       14,379        7,383

Other comprehensive income, net of tax:
   Foreign currency translation adjustment                   4         (109)         (38)
                                                      --------     --------     --------

Comprehensive income                                  $  4,794     $ 14,270     $  7,345
                                                      ========     ========     ========

Net income per common share:
     Basic                                            $   1.05     $   3.08     $   1.55
                                                      ========     ========     ========
     Diluted                                          $    .95     $   2.88     $   1.51
                                                      ========     ========     ========
Weighted average number of common
  and common equivalent shares:
     Basic                                               4,557        4,661        4,763
                                                      ========     ========     ========
     Diluted (see Note 10)                               5,043        4,989        4,902
                                                      ========     ========     ========



 The accompanying notes are an integral part of these consolidated financial statements.

                                    ELXSI CORPORATION
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Dollars in Thousands)

                                                                                         Accumulated
                                            Common Stock      Additional      Accum-        Other
                                         ------------------    Paid-In-       ulated    Comprehensive
                                         Shares     Dollars    Capital        Deficit       Income
                                         ------     -------    -------        -------       ------
Balance at December 31, 1995           4,792,353    $    5   $  229,666    $ (206,895)   $   (62)

Foreign currency translation
     adjustment, net of tax                   --        --           --            --        (38)
Purchase and retirement of Common
     Stock and warrants to purchase
     convertible preferred stock        (131,500)       --       (1,146)           --         --
Issuance of fractional shares                 16        --           --            --         --
Net income                                    --        --        7,383            --
                                      ----------    ------   ----------    ----------    -------

Balance at December 31, 1996           4,660,869         5      228,520      (199,512)      (100)

Foreign currency translation
     adjustment, net of tax                   --        --           --            --       (109)
Purchase and retirement of
     Common Stock                         (2,000)       --          (22)           --         --
Exercise of Common Stock options
     to purchase Common Stock              2,100        --           11            --         --
Issuance of fractional shares                 11        --           --            --         --
Net income                                    --        --           --        14,379         --
                                      ----------    ------   ----------    ----------    -------

Balance at December 31, 1997           4,660,980         5      228,509      (185,133)      (209)

Foreign currency translation
     adjustment, net of tax                   --        --           --            --          4
Purchase and retirement of
     Common Stock                       (212,000)       --       (2,432)           --         --
Exercise of Common Stock options
     to purchase Common Stock              4,465        --           26            --         --
Issuance of fractional shares                 15        --           --            --         --
Net income                                    --        --           --         4,790         --
                                      ----------    ------   ----------    ----------    -------

Balance at December 31, 1998           4,453,460    $    5   $  226,103    $ (180,343)   $  (205)
                                      ==========    ======   ==========    ==========    =======


 The accompanying notes are an integral part of these consolidated financial statements.

                                    ELXSI CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)


                                                           YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1998        1997         1996
                                                      --------    --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income                                            $  4,790    $ 14,379    $  7,383
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       3,529       3,176       2,775
     Amortization of deferred debt costs                    50          74         166
     Amortization of debt discount                          --          --          12
     Loss on disposal of equipment                         195          42         292
     Other                                                  --          --         (38)

(Increase) decrease in assets:
     Accounts receivable                                   494        (562)       (649)
     Inventories                                           264         639      (2,540)
     Prepaid expenses and other current assets             (89)         31         163
     Deferred tax asset                                  2,027      (8,162)     (2,881)
     Other                                                (256)        101        (283)
(Decrease) increase in liabilities:
     Accounts payable                                     (908)       (497)       (411)
     Accrued expenses                                      284         356         253
     Other non current liabilities                         900         750         550
                                                      --------    --------    --------
     Net cash provided by operating activities          11,280      10,327       4,792
                                                      --------    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Proceeds from sale of Abdow's Restaurant               --          --       1,075
     Purchase of property, buildings and equipment      (5,750)     (5,435)     (3,108)
     Collection of notes receivable - related party         --       5,850          --
     Investment in notes receivable - related party       (135)     (2,000)     (6,759)
                                                      --------    --------    --------
     Net cash used in investing activities              (5,885)     (1,585)     (8,792)
                                                      --------    --------    --------



 The accompanying notes are an integral part of these consolidated financial statements.

                                    ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Dollars in Thousands)


                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1998        1997        1996
                                                           --------    --------    --------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

     Net (payments) borrowings on line of credit             (3,862)    (10,765)      7,112
     Borrowings of long-term debt                               500       3,020          --
     Payments of long-term senior subordinated debt              --          --      (1,199)
     Payments of long-term debt                                (217)        (74)         (6)
     Purchase of Common Stock and warrants to
       purchase Common Stock                                 (2,432)        (22)     (1,146)
     Proceeds from exercise of Common Stock
       options                                                   26          11          --
     Payment of deferred bank fee                                --        (153)        (30)
     Principal payments on capital lease obligations           (110)       (137)       (139)
                                                           --------    --------    --------
     Net cash (used in) provided by financing activities     (6,095)     (8,120)      4,592
                                                           --------    --------    --------

(Decrease) increase in cash and cash equivalents               (700)        622         592

Cash and cash equivalents, beginning of period                2,287       1,665       1,073
                                                           --------    --------    --------

Cash and cash equivalents, end of period                   $  1,587    $  2,287    $  1,665
                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
       Interest                                            $    894    $  1,237    $  1,411
       Taxes                                                  1,278         856         747


NON CASH INVESTING ACTIVITIES:

In October 1997, the Company purchased a restaurant facility it was previously leasing, which was classified as a capital lease, in Marlboro, Massachusetts for approximately $635,000, $520,000 of which was financed with a mortgage note (see
Note 7).







 The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants from Marriott Family Restaurants, Inc. These Restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

Between 1991 and 1997, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened 11 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed another of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During 1998, ELXSI opened three Bickford's Restaurants and closed one Abdow's Restaurant. At December 31, 1998, ELXSI operated 58 Bickford's Restaurants, four Abdow's and one Howard Johnson's Restaurant (the "Restaurants" or "Restaurant Division"). The Howard Johnson's lease expired and the restaurant was closed on January 1, 1999.

On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to herein as "Cues" or "Cues Division".

Cues is engaged in the manufacture and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of ELXSI Corporation and its wholly-owned subsidiary, ELXSI. All material intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS. The Company has a cash management system whereby substantially all cash generated by operations is immediately used to reduce debt. Cash and cash equivalents include bank deposits with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of cash and cash equivalents and restricted cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and long-term debt approximates fair value primarily due to the short-term maturity of those instruments and the variable nature of the interest rates associated with the debt.

INVENTORIES. Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

PROPERTY, BUILDINGS AND EQUIPMENT. Property, buildings and equipment, including buildings under capital leases, are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of individual assets or classes of assets. Buildings held pursuant to capital leases or improvements to leased properties or fixtures are amortized over the shorter of the term of the applicable lease or the estimated useful life. Estimated useful lives are:

         Buildings                                          30    years
         Building improvements                              20    years
         Equipment, furniture and fixtures                 3-7    years

Depreciation  expense for 1998,  1997 and 1996 was  $3,348,000,  $2,995,000  and
$2,597,000, respectively.

Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives, are capitalized. The property, building and equipment accounts are relieved of the cost of the items being replaced and accumulated depreciation of disposed assets are eliminated with any resulting gain or loss on disposal being recorded in other income or expense.

RESTAURANT OPENING COSTS. Non-capital expenditures incurred in opening a new restaurant are expensed as incurred.

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

INTANGIBLE ASSETS. The excess of cost over fair value of net assets acquired is amortized over 35 years using the straight-line method. Amortization expense for each of 1998, 1997 and 1996 was $150,000. Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks are amortized over 35 years using the straight-line method. Trademark amortization expense for 1998, 1997 and 1996 was $31,000, $31,000 and $28,000,
respectively.

DEFERRED DEBT COSTS. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 1998 and 1997, $105,000 and $155,000, respectively, remained to be amortized over future periods. Amortization expense in 1998, 1997 and 1996 was $50,000, $74,000 and $166,000, respectively.

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

INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets (see Note 5).

ADVERTISING. Advertising costs, included in selling, general and administrative expense, are expensed as incurred and totaled $973,000, $1,028,000 and $975,000 in 1998, 1997 and 1996, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 10 to the consolidated financial statements.

EARNINGS PER SHARE. The Company presents "basic" earnings per share, which is net income divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's common stock equivalents consist of employee and director stock options and warrants to purchase common stock.

RECLASSIFICATION.  The Company has recorded certain  reclassifications  in prior
years  to  be   consistent   with  the  current   year's   presentation.   These
reclassifications had no effect on net income or stockholders' equity.

ADOPTION OF NEW ACCOUNTING STANDARDS. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting For Segments of a Business Enterprise" (SFAS 14) replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires that the Company display "comprehensive income," which in addition to net income includes all other changes in stockholders' equity except those resulting from investments by owners and distributions to them. For all years presented, the Company's comprehensive income, which encompasses net income and foreign currency translation adjustments, is displayed in the consolidated income statements.

NOTE 3. RESTRICTED CASH AND CASH EQUIVALENTS

Industrial development bond proceeds used to finance the Orlando building and land acquisition were being held by a trustee pursuant to a trust indenture between the Orange County Industrial Development Authority and a commercial bank, as trustee. As of December 31, 1997, the trustee held cash in the amount of $1,079,000, which was restricted for use by Cues to fund building improvements and equipment expenditures to modify the building for its intended use. The funds were invested in a money market mutual fund pursuant to the trust indenture and were recorded at fair market value in the accompanying consolidated balance sheet. During 1998, the expansion and renovation was completed and the funds were disbursed.

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT COMPONENTS

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
Inventories:
     Raw materials and finished goods              $  6,924,000    $  6,884,000
     Work in process                                  3,190,000       3,494,000
                                                   ------------    ------------
                                                   $ 10,114,000    $ 10,378,000
                                                   ============    ============

Property, buildings and equipment:
       Land                                        $  8,505,000    $  7,599,000
       Buildings and improvements                    18,495,000      15,307,000
       Buildings held pursuant to capital leases      1,234,000       1,234,000
       Equipment, furniture and fixtures             17,816,000      15,593,000
       Construction in progress                              --       1,407,000
                                                   ------------    ------------
                                                     46,050,000      41,140,000
       Accumulated depreciation                     (14,162,000)    (11,459,000)
                                                   ------------    ------------
                                                   $ 31,888,000    $ 29,681,000
                                                   ============    ============

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
Intangible assets:
       Excess of cost over fair value of
         net assets acquired                        $ 5,249,000     $ 5,249,000
       Trademarks                                     1,030,000       1,030,000
       Liquor licenses                                   85,000          85,000
                                                    -----------     -----------
                                                      6,364,000       6,364,000
       Accumulated amortization                      (1,201,000)     (1,020,000)
                                                    -----------     -----------
                                                    $ 5,163,000     $ 5,344,000
                                                    ===========     ===========

The excess of cost over fair value of net assets acquired, trademarks and liquor licenses represent the value assigned to these intangible assets upon the acquisition of Restaurants and Cues by ELXSI.

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Accrued expenses:
       Salaries, benefits and vacation                $1,982,000      $1,768,000
       Other taxes                                       848,000         642,000
       Insurance                                         598,000         633,000
       Professional fees                                 275,000         212,000
       Royalty                                           259,000         202,000
       Rents                                             243,000         170,000
       Utilities                                         250,000         258,000
       Warranty                                          200,000         200,000
       Other reserves                                    108,000         171,000
       Acquisition costs                                  50,000          50,000
       Interest and bank fees                              3,000         140,000
       State and federal income taxes                         --           9,000
       Other expenses                                    473,000         550,000
                                                      ----------      ----------
                                                      $5,289,000      $5,005,000
                                                      ==========      ==========

NOTE 5.   INCOME TAXES

Pre-tax income for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                   1998               1997               1996
                                ----------         ----------         ----------
Domestic                        $7,923,000         $6,938,000         $5,000,000
Foreign                            101,000            129,000             51,000
                                ----------         ----------         ----------
  Total                         $8,024,000         $7,067,000         $5,051,000
                                ==========         ==========         ==========

The components of income tax benefit (expense) related to earnings for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                  1998               1997               1996
                              -----------        -----------        -----------
Current:
  Federal                     $  (242,000)       $  (149,000)       $  (105,000)
  State and local                (965,000)          (701,000)          (444,000)
                              -----------        -----------        -----------
                               (1,207,000)          (850,000)          (549,000)
                              ===========        ===========        ===========

                                     1998             1997             1996
                                 -----------       -----------      -----------
Deferred:
  Federal                         (2,027,000)        8,162,000        2,881,000
  State and local                         --                --               --
                                  (2,027,000)        8,162,000        2,881,000
                                 -----------       -----------      -----------

Total                            $(3,234,000)      $ 7,312,000      $ 2,332,000
                                 ===========       ===========      ===========

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax (liabilities) assets are comprised of the following at December 31, 1998 and 1997:

                                                     1998              1997
                                                 ------------      ------------
Fixed asset and other                            $ (1,103,000)     $ (1,147,000)
                                                 ------------      ------------
  Gross deferred tax liabilities                   (1,103,000)       (1,147,000)
                                                 ------------      ------------

Accrued expenses and other                          2,548,000         1,989,000
Loss carryforwards                                 65,842,000        70,618,000
Credit carryforwards                                1,775,000         2,342,000
                                                 ------------      ------------
  Gross deferred tax assets                        70,165,000        74,949,000
                                                 ------------      ------------

Deferred tax asset valuation allowance            (60,046,000)      (62,759,000)
                                                 ------------      ------------
  Net deferred taxes                             $  9,016,000      $ 11,043,000
                                                 ============      ============

At December 31, 1998 and 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $194 million and $208 million, respectively. The decrease in the net deferred tax asset primarily resulted from the use of net operating loss carryforwards to offset 1998 estimated federal taxable income and a reduction in credits available to the Company. As of December 31, 1998, the Company has tax credit carryforwards of approximately $885,000. These net operating loss and tax credit carryforwards expire as follows:
                                          Net Operating Loss       Tax Credit
                                            Carryforwards         Carryforwards
                                            -------------         -------------
1999                                        $ 54,067,000          $    425,000
2000                                          66,375,000               303,000
2001                                          33,916,000                 7,000
2002                                           5,836,000                    --
2003                                          14,118,000                    --
2004                                          18,941,000                    --
2005 through 2013                                401,000               150,000
                                            ------------          ------------
                                            $193,654,000          $    885,000
                                            ============          ============

The  Company  also  has  alternative   minimum  tax  credit   carryforwards   of
approximately $890,000, which have an unlimited carryforward period.

The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

During 1996, a portion of the valuation allowance was released based upon the success of Restaurant conversions and Cues manufacturing consolidations that began in 1995. Accordingly, the Company recognized a $2,881,000 net deferred tax asset. At the end of 1996, the Company believed it would have a change of ownership of 50% or more.

During 1997, facts and circumstances surrounding the Company's belief that they would have a change in ownership of 50% or more materially changed. Accordingly, the Company reduced the valuation allowance applied against net operating loss carryforwards by $8,162,000 based upon reasonable and prudent tax planning strategies and future income projections.

During 1998, the Company amortized the deferred tax asset to income tax expense in the amount of $2,027,000. This reduced the net deferred tax asset to $9,016,000, which represents an amount that management believes more likely than not will be realized. The total amount of future taxable income necessary to realize the asset is approximately $26,000,000. The Company expects to generate this income principally through the continued adherence to reasonable tax planning strategies and future income projections. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

The Company's net deferred tax assets include substantial amounts of net operating loss and credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined by Section 382 of the Internal Revenue Code (IRC), and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with Sections 382 and 383 of the IRC.

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                             1998          1997           1996
                                                            ------       --------       -------
     Federal income tax rate                                  34.0%          34.0%         34.0%
     State income taxes, net of federal benefit                5.5            6.5           8.6
     Changes in valuation allowance for deferred
                      tax assets                                --         (113.9)        (57.1)
     Other                                                     0.8            1.9           0.3
     Recognition of net operating loss carryforward             --          (32.0)        (32.0)
                                                            ------       --------       -------
           Effective income tax rate                          40.3%        (103.5)%       (46.2)%
                                                            ======       ========       =======

NOTE 6. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH ELX LIMITED PARTNERSHIP. On December 8, 1994, the Company loaned ELX Limited Partnership (ELX), of which the President of the Company is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. (Airlie) under an existing option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the due date of the loan was extended for an additional three years. The loan bears interest at 1/2% above the

Company's senior debt borrowing rate (see Note 7). Interest from December 8, 1994 to December 8, 1997 was paid current in December 1997. Principal and interest from December 8, 1997 are due on December 8, 2000.

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this loan were used to exercise its option to purchase 110,200 shares of the Company's Common Stock held by Bank America Capital Corporation (BACC) under an existing option and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. This note also bears interest at 1/2% above the Company's senior debt borrowing rate. Principal and interest are due on December 30, 1999. The above transactions occurring on December 30, 1996 represented a complete divestiture of the Company's securities held by BACC. The source of the loan funds was ELXSI's line of credit.

TRANSACTIONS WITH CADMUS CORPORATION. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus Corporation (Cadmus). The loan matures on June 30, 1999 and bears interest at 15%, payable quarterly in arrears and is collateralized by an investment owned by Cadmus. Management intends to extend the expiration of this note for an additional year and has therefore classified this note as a non-current asset in the accompanying consolidated balance sheets. ELXSI earned a 5%, or $100,000, closing fee, which will be amortized to interest income utilizing the effective interest method over the life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. Certain officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company and/or ELXSI.

ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997 the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 1998, 1997 and 1996, the Company was charged management fees of $623,000, $575,000 and $500,000, respectively. Cadmus also provides the Company with certain general and administrative services. At December 31, 1998 and 1997, ELXSI did not owe any amount to Cadmus under such management agreement.

TRANSACTIONS WITH AZIMUTH CORPORATION AND SUBSIDIARIES. On March 24, 1998, ELXSI borrowed $135,000 on it's supplemental line of credit with Bank of America National Trust and Savings Association (formerly named Bank of America Illinois)
(BofA) and loaned the proceeds to Azimuth Corporation, who purchased 10,000 shares of ELXSI Corporation's Common Stock from a third party. Certain of the officers, directors and stockholders of Azimuth and certain of the officers and directors of the Azimuth Subsidiaries are officers and directors of the Company. The loan matures on March 24, 2000 and bears interest at 15% per anum.

On December 30, 1996, ELXSI entered into a Recapitalization Agreement (the "Recapitalization Agreement") with Azimuth Corporation (Azimuth) and its three wholly-owned subsidiaries: Contempo Design, Inc., Contempo Design West, Inc., and Delaware Electro Industries, Inc. (collectively referred to as the "Azimuth Subsidiaries"). Under the Recapitalization Agreement, ELXSI purchased from BofA, its lending bank, three Azimuth Subsidiary revolving notes (the "Notes") which were scheduled to mature on December 31, 1996. The Notes had a combined face value of $6,650,000 and were purchased by ELXSI at an $800,000 discount. Under the

Recapitalization Agreement, ELXSI received all contract rights and obligations held by BofA in relation to the Notes and, as a result, became the provider of a working capital line of credit for the Azimuth Subsidiaries, which ELXSI increased to $9,650,000 and extended through June 30, 1998. An Azimuth guaranty and substantially all of the assets of Azimuth and the Azimuth Subsidiaries secured the line of credit.

On June 16, 1997, the Azimuth Subsidiaries prepaid the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit obtained from a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment. During the period the Notes were outstanding, ELXSI earned approximately $938,000 of net income from this transaction.

NOTE 7.   LONG-TERM DEBT

Long-term debt consists of the following:
                                                           DECEMBER 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
       Bank Line of Credit with BofA,  $9,000,000
       available,  interest  due monthly at prime
       (7.75% at December  31,  1998) or 2% above
       Eurodollar  rate  (7.06% at  December  31,
       1998), maturing on June 30, 2001. The line
       of  credit   does  not   require   minimum
       reductions in available  credit.  The line
       is  collateralized  by  assets  of  ELXSI,
       including real estate, and the outstanding
       stock of ELXSI. The agreement provides for
       commitment  fees  of  0.3%  on the  unused
       portion   of  the  line  of   credit.   In
       addition,   the  agreement  restricts  the
       payment of cash  dividends  by ELXSI to an
       amount  not to  exceed  50% of the  excess
       cash flow (as defined).                        $       --  $ 2,956,000

       Supplemental  Bank  Line  of  Credit  with
       BofA, $4,970,000  available,  interest due
       monthly at prime  (7.75% at  December  31,
       1998) or 2% above  Eurodollar  rate (7.06%
       at December 31, 1998) maturing on June 30,
       2001. The line of credit requires  minimum
       reductions in available  credit.  The line
       may be utilized to  repurchase  securities
       of the Company,  including stock, warrants
       and notes and is  collateralized by assets
       of ELXSI,  including real estate,  and the
       outstanding  stock of ELXSI. The agreement
       provides  for  commitment  fees of 0.3% on
       the unused  portion of the line of credit.      4,194,000    5,100,000

       5  year  mortgage   payable  on  land  and
       building      located     in     Marlboro,
       Massachusetts with monthly installments of
       approximately   $3,000  plus  interest  at
       8.01% per annum.  The  balance of $347,000
       is due on October 1, 2002.                        480,000      514,000

                                                           DECEMBER 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------

       5  year  mortgage   payable  on  land  and
       building      located     in     Kingston,
       Massachusetts with monthly installments of
       approximately   $2,800  plus  interest  at
       8.25% per annum.  The  balance of $330,000
       is due on August 25, 2003.                        488,000           --

       15   year   Orange    County    Industrial
       Development  Authority  bonds with monthly
       principal    payments   of   approximately
       $14,000  plus  interest  at the tax exempt
       equivalent  of the  Eurodollar  rate  plus
       1.5% payable  monthly in arrears (5.31% at
       December 31, 1998).                             2,306,000    2,472,000

       Mortgage  payable at 8.25% on the land and
       building   owned  by  Cues  B.V.                  108,000      111,000

       Other                                                  --        2,000
                                                      ----------  -----------
                                                       7,576,000   11,155,000
       Less current portion                             (887,000)    (220,000)
                                                      ----------  -----------
       Long-Term Debt                                 $6,689,000  $10,935,000
                                                      ==========  ===========

The above bank debt agreements contain, among other provisions, financial covenants related to the maintenance of ELXSI's minimum net worth, restrictions on its capital expenditures and compliance with certain ratios, including interest coverage and funded debt to earnings before interest, taxes, depreciation and amortization.

During 1998, ELXSI exceeded restrictions imposed by BofA under the capital expenditure covenant. Acceleration of the bank line of credit and the supplemental bank line of credit, cumulatively $4,194,000 at December 31, 1998, was subsequently waived. Simultaneously, BofA extended the maturity of both lines of credit until June 30, 2001.

Aggregate maturities of long-term debt for the five years ending December 31, 2003 and thereafter are as follows:

                     1999                     $   887,000
                     2000                       1,663,000
                     2001                       2,373,000
                     2002                         584,000
                     2003                         531,000
                     Thereafter                 1,538,000
                                              -----------
                                              $ 7,576,000
                                              ===========

The following is a summary of interest expense and interest income on borrowed funds held by the trustee related to the Orange County Industrial Development Bonds during the years ended December 31, 1998 and 1997:

                                                        1998       1997
                                                      --------   --------
Interest expense:
  Capitalized                                         $133,000   $     --
  Charged to interest expense                               --     54,000
                                                      --------   --------
                                                      $133,000   $ 54,000
                                                      ========   ========
Interest income:
  Capitalized                                         $ 48,000   $     --
  Credited to interest income                               --     12,000
                                                      --------   --------
                                                      $ 48,000   $ 12,000
                                                      ========   ========

NOTE 8. COMMITMENTS AND CONTINGENCIES

ELXSI conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at 49 of its 63 Restaurants under lease agreements with terms expiring on various dates (including extension options) through 2032. The majority of the leases require that ELXSI pay all taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options, and in most cases, management expects that in the normal course of business, lease agreements will be renewed or replaced by other leases.

Additionally, ELXSI has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year periods ending December 31, 2003, and thereafter:

                                                     CAPITAL LEASES   OPERATING LEASES
                                                     --------------   ----------------
1999                                                  $   144,000      $ 2,849,000
2000                                                      129,000        2,802,000
2001                                                      129,000        2,626,000
2002                                                      129,000        2,569,000
2003                                                      105,000        2,168,000
Thereafter                                              1,429,000       13,620,000
                                                      -----------      -----------
Total minimum lease payments                            2,065,000      $26,634,000
                                                                       ===========
Less - Amount representing interest                      (976,000)
                                                      -----------
Present value of net minimum capital lease payments     1,089,000
Less - current portion                                    (52,000)
                                                      -----------
Capital lease obligation - noncurrent                 $ 1,037,000
                                                      ===========

Rent expense charged to operations amounted to $3,424,000, $3,294,000 and $2,852,000 during 1998, 1997, and 1996, respectively.

Cues has arrangements with truck dealers to deliver truck bodies which are used in the manufacture of certain Cues products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 1998, 1997 and 1996 was $51,000, $63,000 and $61,000, respectively. At December 31,
1998 and 1997, truck bodies held by the dealers under these arrangements were valued at $320,000 and $447,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 9. THRIFT AND PROFIT SHARING PLAN

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants have the option of making after-tax or deferred cash contributions, not to exceed 6% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution. The participants may make additional voluntary contributions to the plan which are not supplemented by employer contributions. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1998, 1997 and 1996 was $70,000, $44,000 and $44,000, respectively.

During 1995, the Restaurant Division established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

NOTE 10. STOCKHOLDERS' EQUITY

COMMON STOCK OPTIONS. At December 31, 1998 and 1997, the Company had a total of 848,435 and 897,487 common shares reserved for issuance under its stock option plans, respectively. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, generally not less than the fair market value of the Common Stock on the date of grant. Options generally vest and become exercisable six months after the date of the grant and expire ten years after the date of the grant.

During 1998, stockholders approved the ELXSI Corporation 1998 Incentive Stock Option Plan (the "1998 Plan"), under which up to 75,000 shares may be issued. Under the 1998 Plan options to purchase 75,000 shares were granted and outstanding at an exercise price of $8.125 per share. These options become exercisable on April 8, 1999.

During 1997, stockholders approved the ELXSI Corporation 1997 Incentive Stock Option Plan (the "1997 Plan"), under which up to 130,000 shares may be issued. Under the 1997 Plan options to purchase 130,000 shares were granted and outstanding at an exercise price of $6.00 per share as of December 31, 1997. As of December 31, 1998, 127,500 shares were outstanding. These options became exercisable on November 22, 1997.

During 1996, stockholders approved the ELXSI Corporation 1996 Incentive Stock Option Plan (the "1996 Plan"), under which up to 125,000 shares may be issued. Under the 1996 Plan options to purchase 114,950 shares were granted and outstanding at an exercise price of $6.50 and $9.00 per share as of December 31, 1996 and 1997. As of December 31, 1998, 111,950 were outstanding. The $6.50 options became exercisable on November 23, 1996 and the $9.00 options become exercisable on April 8, 1998.

                                                                   Weighted-
                                                      Number        Average
                                                     of Shares   Exercise Price
                                                     ---------   --------------

     Outstanding at December 31, 1995                 437,210          5.53
     Exercisable at December 31, 1995                 374,478          5.46
     Available for grant at December 31, 1995         207,377

     Granted during 1996                              130,450          6.21
     Exercised during 1996                                 --            --
     Canceled during 1996                             (15,900)         5.40
     Outstanding at December 31, 1996                 551,760          5.70
     Exercisable at December 31, 1996                 480,305          5.68
     Available for grant at December 31, 1996         217,827

     Granted during 1997                              217,500          7.21
     Exercised during 1997                             (2,100)         5.38
     Canceled during 1997                                  --            --
     Outstanding at December 31, 1997                 767,160          6.13
     Exercisable at December 31, 1997                 580,394          5.74
     Available for grant at December 31, 1997         130,327

     Granted during 1998                               77,500          8.15
     Exercised during 1998                             (4,465)         5.59
     Canceled during 1998                             (55,725)         6.84
     Outstanding at December 31, 1998                 784,470          6.28
     Exercisable at December 31, 1998                 655,921          6.10
     Available for grant at December 31, 1998          65,165

The following table summarizes the stock options outstanding and exercisable at December 31, 1998:

                                            Outstanding                                    Exercisable
                           --------------------------------------------          -----------------------------
                                             Weighted-
                                              Average         Weighted-                              Weighted-
                                             Remaining         Average                                 Average
     Range of              Number of        Contractual       Exercise           Number of           Exercise
  Exercise Prices           Options             Life            Price             Options              Price
  ---------------           -------             ----            -----             -------              -----
    5.00 - 6.50             633,270             6.29             5.74             567,596               5.72
   8.125 - 9.00             150,000             9.25             8.56              87,125               8.53
       26.50                  1,200             1.39            26.50               1,200              26.50

The Company has adopted the "disclosure-only" provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                     1998             1997             1996
                                 -------------    -------------   -------------

Net income - as reported             4,790,000       14,379,000       7,383,000
Net income - pro forma               4,639,000       14,098,000       7,148,000

Basic EPS - as reported                   1.05             3.08            1.55
Basic EPS - pro forma                     1.02             2.96            1.50

Diluted EPS - as reported                 0.95             2.88            1.51
Diluted EPS - pro forma                   0.92             2.83            1.46

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 1998, 1997 and 1996 were calculated utilizing the following weighted-average assumptions: No dividend yield; expected volatility of 11.8%, 11.7% and 10.2%, respectively; risk free interest rate of 5.91%, 5.89% and 6.26%, respectively; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996 are as follows:

                                                                            Weighted-          Weighted-
                                                                             Average            Average
                                                         Number             Exercise             Fair
                                                       of Options            Prices             Values
                                                       -------------------------------------------------
Fiscal 1998:
Exercise price = market price at date of grant            75,000             8.125               2.85

Fiscal 1997:
Exercise price = market price at date of grant           217,500              7.21               2.66

Fiscal 1996:
Exercise price = market price at date of grant           130,450              6.21               2.24

WARRANTS. At December 31, 1998 and 1997, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants from Airlie for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. The remaining 200,500 warrants, designated as Series A, remain unexercised at December 31, 1998, and originally had an exercise price and expiration date of $3.125 and September 25, 1996, respectively. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share. In September 1998, the Company elected to extend and modify the terms of the Series A warrants. Series A warrants to purchase 50,000 shares of the Company's Common Stock are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, the President of the Company is the sole manager and significant equity holder. Series A warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust I U/A, a trust for the benefit of members of Mr. Milley's immediate family and of which Mr. Milley's wife is a trustee. Under this modification of the terms of the Series A warrants their exercise price was increased from $3.75 per share to $4.50 per share and their expiration date was extended from September 30, 1998 to September 30, 2000. The estimated fair value of the modified Series A warrants at September 30, 1998 was $5.39 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above, as compared to the value of the old warrants at approximately $5.75 per share at the date of extension.

In connection with the 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants remained unexercised at December 31, 1996, and originally had an exercise price and expiration date of $4.36 per share and January 31, 1997, respectively. During 1997, these warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. In December 1998, the Board of Directors of the Company approved the further extension of the outstanding Series C warrants, which are held by Eliot. Under this modification of the terms of the Series C warrants, their exercise price was increased from $5.23 per share to $6.278 per share and their expiration date was extended from January 31, 1999 to January 31, 2001. The estimated fair value of the modified Series C warrants at December 17, 1998 was $4.55 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as descried above, as compared to the value of the old warrants at approximately $5.02 per share at the date of extension.

PHANTOM STOCK OPTION PLAN. The ELXSI phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key executives of Bickford's Restaurants (the "Group"). At the inception of the plan, the Group paid an initial investment totaling approximately $116,000. In October 1997, the Company returned the Group's initial investment and simultaneously received notes for the same amount from each Group member. These notes bear interest at 9% annually and are due June 30, 2001. Each Group member is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of Bickford's Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurred on July 1, 1996, at which time the Group, as a whole, was entitled to 13.9% of the appraised value of Bickford's Restaurants, as defined. Each Group member's phantom stock options may be exercised at the earliest of July 1, 2001, the termination of employment, death or the sale of the Restaurants.

The assumptions used in calculating the annual expense attributable to this plan include the use of a multiple of the Bickford's Restaurants operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price. During 1998, 1997 and 1996, the Company recorded compensation expense related to the phantom stock option plan of $900,000, $750,000 and $550,000, respectively. As of December 31, 1998 and 1997, $3,596,000 and $2,696,000, respectively, was recorded in other non-current liabilities, which represents 13.9% of the estimated appraised value of Bickford's Restaurants, as defined, on those dates.

STOCK PURCHASE RIGHTS. On June 4, 1997, the Board of Directors declared a dividend distribution of one Common Stock purchase right (a "Right") for each share of the Company's Common Stock outstanding on June 16, 1997 issued under a rights agreement (the "Rights Agreement") with Continental Stock Transfer & Trust Company. Each Right would entitle stockholders to purchase the Company's Common Stock at an exercise price of $25.00 per full common share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if a person or group, together with his affiliates and associates, becomes an "Acquiring Person" (as defined in the Rights Agreement) by becoming a beneficial holder of 15% or more of the outstanding shares of Common Stock (35% or more for The Milley Group Members (as defined in the Rights Agreement). Upon such an event (or certain other events described in the Rights Agreement), each Right will entitle the holder thereof (other than the Acquiring Person and his affiliates and associates) the right to receive, upon exercise and payment of the exercise price, shares of Common Stock having a market value equal to two times that exercise price.

In the event that the Company is acquired in a merger or other business combination, under various circumstances the holders of the Rights will be entitled to receive, upon exercise, Common Stock of the Company or the acquiring company, and/or cash and other property, equal to two times the exercise price of the Rights.

The Company may redeem the Rights at a price of $0.001 per Right, subject to certain limitations. The Rights will expire at the close of business on June 15, 2007, unless extended through provisions in the Rights Agreement or early redemption or exchange by the Company.

In March 1999, in connection with and under the terms of a Standstill Agreement entered into by the Company that month with Peter R. Kellogg and certain persons and entities controlled by or related to him who had purchased an acquiring block of Common stock ("Kellogg Persons"), the Company and Rights Agent executed and delivered an amendment to the rights Agreement which, among other things, provided that (i) under certain circumstances such Kellogg Persons could acquire in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement, and (ii) Mr. Milley was granted irrevocable proxies to vote the Kellogg Persons' shares and obtained certain rights of first refusal over such shares.

RECONCILIATION OF EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:


                                                 1998         1997           1996
                                             -----------   -----------   -----------
Basic earnings per share
     Numerator                               $ 4,790,000   $14,379,000   $ 7,383,000
                                             -----------   -----------   -----------
     Denominator:
         Common shares outstanding             4,557,000     4,661,000     4,763,000
                                             -----------   -----------   -----------
         Basic earnings per share            $      1.05   $      3.08   $      1.55
                                             ===========   ===========   ===========

Diluted earnings per share
     Numerator                               $ 4,790,000   $14,379,000   $ 7,383,000
                                             -----------   -----------   -----------
     Denominator:
         Common shares outstanding             4,557,000     4,661,000     4,763,000
         Assumed conversion of options and
           warrants                              486,000       328,000       139,000
                                             -----------   -----------   -----------
         Total shares                          5,043,000     4,989,000     4,902,000
                                             -----------   -----------   -----------
         Diluted earnings per share          $       .95   $      2.88   $      1.51
                                             ===========   ===========   ===========

Options to purchase 87,500 shares of Common Stock at $9.00 per share were outstanding during the last quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 75,000 shares were still outstanding at the end of 1998.

Options to purchase 105,450 shares of Common Stock at $6.50 per share, were outstanding during the last half of 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 104,950 shares were outstanding at the end of 1998.

Options to purchase 1,200 shares of Common Stock at $26.50 per share, were outstanding during 1998, 1997 and 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options are scheduled to mature on May 23, 2000.

NOTE 11.   SEGMENT REPORTING

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 63 stores located in the New England States operating under the Bickford's and Abdow's brand names. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 1998, 1997 and 1996 is summarized in the following table. The "Other" lines include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Revenues From External Customers:
     Restaurants                           $ 71,517,000    $ 65,198,000    $ 61,283,000
     Equipment                               27,049,000      21,747,000      21,460,000
                                           ------------    ------------    ------------
                                           $ 98,566,000    $ 86,945,000    $ 82,743,000
                                           ============    ============    ============
Depreciation and Amortization:
     Restaurants                           $  2,972,000    $  2,694,000    $  2,318,000
     Equipment                                  557,000         482,000         457,000
                                           ------------    ------------    ------------
                                           $  3,529,000    $  3,176,000    $  2,775,000
                                           ============    ============    ============
Segment Profit:
     Restaurants                           $  7,797,000    $  7,246,000    $  6,019,000
     Equipment                                2,642,000       1,992,000       1,334,000
     Other                                   (1,998,000)     (1,799,000)     (1,350,000)
                                           ------------    ------------    ------------
                                           $  8,441,000    $  7,439,000    $  6,003,000
                                           ============    ============    ============
Interest Revenue:
     Restaurants                           $         --    $         --    $         --
     Equipment                                   20,000          24,000              --
     Other                                      563,000       1,263,000         111,000
                                           ------------    ------------    ------------
                                           $    583,000    $  1,287,000    $    111,000
                                           ============    ============    ============
Interest Expense:
     Restaurants                           $    148,000    $    152,000    $    246,000
     Equipment                                   63,000          84,000          42,000
     Other                                      596,000       1,184,000       1,207,000
                                           ------------    ------------    ------------
                                           $    807,000    $  1,420,000    $  1,495,000
                                           ============    ============    ============

                                               1998         1997          1996
                                           -----------   -----------   -----------
Segment Assets:
     Restaurants                           $31,415,000   $31,184,000   $31,097,000
     Equipment                              21,474,000    21,132,000    18,676,000
     Other                                  13,747,000    15,345,000    11,370,000
                                           -----------   -----------   -----------
                                           $66,636,000   $67,661,000   $61,143,000
                                           ===========   ===========   ===========
Capital Expenditures for Segment Assets:
     Restaurants                           $ 3,749,000   $ 3,827,000   $ 2,891,000
     Equipment                               2,001,000     1,608,000       217,000
                                           -----------   -----------   -----------
                                           $ 5,750,000   $ 5,435,000   $ 3,108,000
                                           ===========   ===========   ===========

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 1998, 1997, and 1996. Operating income by business segment excludes interest income, interest expense, and other income and expenses. Other assets consist principally of the related party notes and interest receivable, the deferred tax asset and the closing fee receivable due from the Azimuth Subsidiaries.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

NOTE 12. QUARTERLY FINANCIAL DATA - (UNAUDITED) THE following summarizes quarterly financial data for 1998 and 1997 (in thousands, except per share data):

                                                         1998
                                        -------------------------------------
                                        MAR. 31,  JUNE 30,  SEP. 30,  DEC. 31,
                                        -------   -------   -------   -------
Net sales                               $23,421   $25,108   $25,558   $24,479
Gross profit                              4,656     5,580     5,762     5,241
Income before income taxes                1,564     2,244     2,393     1,823
Net income                              $   938   $ 1,347   $ 1,269   $ 1,236
Earnings per common share:
     Basic                              $   .20   $   .30   $   .27   $   .28
     Diluted                            $   .18   $   .26   $   .25   $   .26

Reconciliation of earnings per share:
  Basic earnings per share:
   Numerator                            $   938   $ 1,347   $ 1,269   $ 1,236
                                        -------   -------   -------   -------
   Denominator:
     Common shares outstanding            4,654     4,569     4,556     4,456
                                        -------   -------   -------   -------
     Basic earnings per share           $   .20   $   .30   $   .27   $   .28
                                        =======   =======   =======   =======

Diluted earnings per share:
   Numerator                            $   938   $ 1,347   $ 1,269   $ 1,236
                                        -------   -------   -------   -------
   Denominator:
     Common shares outstanding            4,654     4,569     4,556     4,456
     Assumed conversion of options
       and warrants                         571       580       486       436
                                        -------   -------   -------   -------
     Total shares                         5,225     5,149     5,042     4,892
                                        -------   -------   -------   -------
     Diluted earnings per share         $   .18   $   .26   $   .25   $   .26
                                        =======   =======   =======   =======

                                        MAR. 31,  JUNE 30,  SEP. 30,  DEC. 31,
                                        -------   -------   -------   -------
Net sales                               $20,079   $21,564   $23,076   $22,226
Gross profit                              3,938     4,729     5,059     4,813
Income before income taxes                1,189     2,258     2,052     1,568
Net income                              $   940   $ 1,783   $ 3,300   $ 8,356
Earnings per common share:
     Basic                              $   .20   $   .38   $   .71   $  1.79
     Diluted                            $   .19   $   .37   $   .66   $  1.61

Reconciliation of earnings per share:
  Basic earnings per share:
   Numerator                            $   940   $ 1,783   $ 3,300   $ 8,356
                                        -------   -------   -------   -------
   Denominator:
     Common shares outstanding            4,661     4,661     4,661     4,661
                                        -------   -------   -------   -------
     Basic earnings per share           $   .20   $   .38   $   .71   $  1.79
                                        =======   =======   =======   =======

  Diluted earnings per share:
   Numerator                            $   940   $ 1,783   $ 3,300   $ 8,356
                                        -------   -------   -------   -------
   Denominator:
     Common shares outstanding            4,661     4,661     4,661     4,661
     Assumed conversion of options
       and warrants                         166       177       377       521
                                        -------   -------   -------   -------
     Total shares                         4,827     4,832     5,038     5,182
                                        -------   -------   -------   -------
     Diluted earnings per share         $   .19   $   .37   $   .66   $  1.61
                                        =======   =======   =======   =======

In the fourth quarter of 1997, the Company recorded a credit to benefit for income taxes of $7,070,000, as a result of the release of a portion of the valuation allowance discussed in Note 5.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  ELXSI CORPORATION AND SUBSIDIARIES
                                                        (DOLLARS IN THOUSANDS)


                                                                            Additions
                                                                 -------------------------------
                                                  Balance at      Charged          Charged to                             Balance
                                                   Beginning     Costs and           Other            Deductions-         at End
                                                   of Period     Expenses      Accounts-describe       Describe          of Period
                                                  ----------     ---------     -----------------      -----------      -------------
Year ended December 31, 1998
 Account deducted from assets:
       Reserve for doubtful accounts
          receivable                               $     117      $   30            $   83 (C)        $      49 (A)       $     181
                                                   =========      ======            ======            =========           =========
         Inventory reserve                         $   1,227      $  500            $   --            $     432 (B)       $   1,295
                                                   =========      ======            ======            =========           =========
       Deferred tax asset valuation allowance      $  62,759      $   --            $   --            $   2,713 (D)       $  60,046
                                                   =========      ======            ======            =========           =========

Year ended December 31, 1997
 Account deducted from assets:
       Reserve for doubtful accounts
          receivable                               $      54      $   55            $    8 (C)        $      -- (A)       $     117
                                                   =========      ======            ======            =========           =========
       Inventory reserve                           $     550      $  715            $   --            $      38 (B)       $   1,227
                                                   =========      ======            ======            =========           =========
       Deferred tax asset valuation allowance      $  76,979      $   --            $   --            $  14,220 (D)       $  62,759
                                                   =========      ======            ======            =========           =========

Year ended December 31, 1996
 Account deducted from assets:
       Reserve for doubtful accounts
          receivable                               $      58      $   28            $    3 (C)        $      35 (A)       $      54
                                                   =========      ======            ======            =========           =========
       Inventory reserve                           $     150      $  400            $   --            $      -- (B)       $     550
                                                   =========      ======            ======            =========           =========
       Deferred tax asset valuation allowance      $  83,988      $   --            $   --            $   7,009 (D)       $  76,979
                                                   =========      ======            ======            =========           =========


(A) Uncollectible accounts written off during 1998, 1997 and 1996.
(B) Obsolete inventory written off during 1998, 1997 and 1996.
(C) Bad debt recoveries.
(D) Change in  estimate  related to future  net  operating  loss and tax  credit  usage and  various  changes in timing  differences associated with tax to book benefits.

                                ELXSI CORPORATION
                                 EXHIBITS INDEX
                                1998 - FORM 10-K


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

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
3.2             Certificate   of   Amendment   of   Restated    Certificate   of
                Incorporation  of the Company dated May 27, 1992.  (Incorporated herein by  reference  to  Exhibit  3.2 of the  Company's  Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1994
                (File No. 0-11877)).

3.3             Certificate   of   Amendment   of   Restated    Certificate   of
                Incorporation  of the Company  dated May 19, 1998  (Incorporated herein by  reference  to Exhibit  3.3 to the  Company's  Current
                Report on form 8-k, dated March 19, 1999 (File no. 0-11877))

3.4 Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated
                June 24, 1997 and filed on June 26, 1997 (File No. 0-11877)).

4.1             Series A Warrant  No. A-7 to  purchase  50,000  shares of Common
                Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1996
                (File No. 0-11877)).

4.2             Form of Second  Allonge  and  Amendment  to Series A Warrants of
                ELXSI Corporation, with respect to the foregoing Warrant.

4.3             Series A Warrant  No. A-6 to purchase  150,500  shares of Common
                Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit
                4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4             Form of Second  Allonge  and  Amendment  to Series A Warrants of
                ELXSI Corporation, with respect to the foregoing Warrant.

4.5             Series C Warrant  No. C-3 to  purchase  68,762  shares of Common
                Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6             Form of Second  Allonge  and  Amendment  to Series C Warrants of
                ELXSI Corporation, with respect to the foregoing Warrant.

4.7             Amended and Restated  Registration  Rights Agreement dated as of
                January 23, 1990 among the Company, Milley & Company ("M&C") and
                CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1989 (File No. 0-11877)).

4.8             Exercise  of  Option  and  Assignment  of  Registration   Rights
                executed  by ELX  Limited  Partnership  ("ELX")  and The  Airlie
                Group,  L.P.  ("Airlie") dated November 30, 1994.  (Incorporated herein by  reference  to  Exhibit  4.6 of the  Company's  Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1994
                (File No. 0-11877)).

4.9             Amended and Restated  Loan and Security  Agreement,  dated as of
                December 30, 1996,  between  ELXSI and Bank of America  Illinois
                ("BofA"). (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.10            Second  Amendment  to Amended  and  Restated  Loan and  Security
                Agreement,  dated as of September  24, 1997,  between  ELXSI and
                Bank  of  America   National  Trust  and  Savings   Association.
                (Incorporated  herein  by  reference  to

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
                Exhibit 4.18 of the Company's  Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1997 (File No. 0-11877)).

4.11            Trust  Indenture,  dated as of September  24, 1997,  between the
                Orange  County  Industrial  Development  Authority and Sun Trust
                Bank,  Central  Florida,   National  Association,   as  Trustee.
                (Incorporated  herein  by  reference  to  Exhibit  4.19  of  the
                Company's  Quarterly  Report on Form 10-Q for the quarter  ended
                September 30, 1997 (File No. 0-11877)).

4.12            Loan  Agreement,  dated as of September 24, 1997,  between ELXSI
                and  the  Orange  County   Industrial   Development   Authority.
                (Incorporated  herein  by  reference  to  Exhibit  4.20  of  the
                Company's  Quarterly  Report on Form 10-Q for the quarter  ended
                September 30, 1997 (File No. 0-11877)).

4.13 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development
                Authority. (Incorporated herein by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q for quarter ended
                September 30, 1997 (File No. 0-11877)).

4.14 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association.
                (Incorporated herein by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997 (File No. 0-11877)).

4.15            Guaranty  Agreement,  dated as of  September  24,  1997,  by and between ELXSI Corporation and Bank of America National Trust and
                Savings  Association.   (Incorporated  herein  by  reference  to
                Exhibit 4.23 of the Company's  Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1997 (File No. 0-11877)).

4.16            Security  Agreement,  dated as of September  24,  1997,  between
                ELXSI and the Orange County  Industrial  Development  Authority.
                (Incorporated herein by reference to Exhibit 4.24 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997 (File No. 0-11877)).

4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent
                (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997
                (File no. 0-11877)).

4.18            Rights Agreement Amendment,  dated as of March 16, 1999, between the Company and Continental  Stock Transfer & Trust Company,  as
                Rights Agent  (Incorporated  herein by reference to Exhibit 2 to
                the    Registrant's    Form   8-A/A    Registration    Statement
                (Post-Effective  Amendment No. 1) dated March 19, 1999 (File No.
                0-11877)).

4.19            Standstill  Agreement,  dated as of March  16,  1999,  among the
                Company, Alexander M. Milley and the "Kellogg Person" party thereto (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective
                Amendment No. 1) dated March 19, 1999 (File No. 0-11877))

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
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

10.6 The Company's 1997 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8
                Registration Statements filed January 30, 1998 (Registration No.
                333-4538)).

10.7 The Company's 1998 Incentive Stock Option Plan (Incorporated herein by reference to the Annex A to the Company's Proxy
                Statement  included in its  Schedule 14A Filed on April 17, 1998
                (File No. 0-11877)).

10.8 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.9 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No.
                0-11877)).

10.10 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October
                30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.11 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October
                30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12           Non-Qualified  Stock  Option  Agreement  issued  to  Farrokh  K.
                Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the
                Fiscal year ended December 31, 1994 (File No. 0-11877)).

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
10.13           Non-Qualified  Stock Option  Agreement  issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October
                30, 1992.  (Incorporated herein by reference to Exhibit 10.10 of the  Company's  Annual  Report on Form 10-K for the fiscal  year ended December 31, 1994 (File No. 0-11877)).

10.14           Non-Qualified  Stock  Option  Agreement  issued to  Alexander M.
                Milley for the purchase of 30,000 shares of Common Stock,  dated
                October 30, 1992.  (Incorporated  herein by reference to Exhibit
                10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15           Non-Qualified   Stock  Option  Agreement  issued  to  Thomas  R.
                Druggish  for the  purchase  of 12,500  shares of Common  Stock, dated  October 30,  1992.  (Incorporated  herein by reference to
                Exhibit  10.12 of the  Company's  Annual Report on Form 10-K for
                the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form
                8-K filed October 3, 1989 (File No 0-11877)).

10.17 Stock and Note Purchase Agreement dated as of January 23, 1990 among Airlie, CIEC and M&C. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.18           Management  Agreement between Winchester  National,  Inc. (d/b/a
                M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1991
                (File No. 0-11877)).

10.19           Assignment of Management Agreement dated June 28, 1991 among the
                Company,  Winchester National, Inc., ELXSI and Milley Management
                Incorporated ("MMI"). (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.20           Management  Agreement Extension dated September 25, 1992 between
                ELXSI and MMI.  (Incorporated  herein by  reference  to  Exhibit
                10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.21           Form of Extension  No. 2 to  Management  Agreement,  dated as of
                June 30, 1997, between ELXSI and Cadmus (incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.22           Assignment to Cadmus  Corporation  ("Cadmus"),  dated January 1,
                1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI.
                (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994 (File No. 0-11877)).

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
10.23           Promissory  Note of ELX payable to the Company dated December 8,
                1994 in the  amount  of  $1,155,625.00  due  December  8,  1997.
                (Incorporated  herein  by  reference  to  Exhibit  10.6  of  the
                Company's  Annual  Report on Form 10-K for the fiscal year ended
                December 31, 1994 (File No. 0-11877)).

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing.

10.25 Form of Stock Purchase and Option Exercise Agreement, dated as of December 30, 1996, between BACC and ELX (Incorporated herein by reference to Exhibit D to the Amendment No. 10 to the
                Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common
                Stock).

10.26           Form of  Promissory  Note of ELX payable to the  Company,  dated
                December 30, 1996, in the amount of $909,150 due on December 30, 1999 (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley,
                MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.27           Form of  Recapitalization  Agreement,  dated as of December  30,
                1996, among Azimuth  Corporation  ("Azimuth"),  Delaware Electro
                Industries,   Inc.  ("DEI"),   Contempo  Design,  Inc.  ("CDI"),
                Contempo Design West, Inc. ("CDW"), ELXSI and BofA (Incorporated
                herein by reference to Exhibit F to the  Amendment No. 10 to the
                Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC,
                dated January 7, 1997,  filed in respect of the Company's Common
                Stock).

10.28 Second Amended and Restated Loan and Security Agreement, dated as of October 9, 1995, between Azimuth and BofA. (Incorporated herein by reference to Exhibit 10.24 of the Company's Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1996
                (File No. 0-11877)).

10.29 Loan and Security Agreement, dated as of October 9, 1995, between DEI and BofA. (Incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.30 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BofA. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.31 Loan and Security Agreement, dated as of October 9, 1995, between CDW and BofA. (Incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.32           First  Omnibus  Amendment,  dated as of  August 9,  1996,  among
                Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
                0-11877)).

10.33           Second Omnibus Amendment,  dated as of September 23, 1996, among
                Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to

Exhibit
Number          Description                                                                    Page No.
------          -----------                                                                    --------
                Exhibit  10.29 of the  Company's  Annual Report on Form 10-K for
                the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.34           Third Omnibus  Amendment,  dated as of November 27, 1996,  among
                Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.
                0-11877)).

10.35           Second  Amended and  Restated  Guaranty,  dated as of October 9,
                1995, made by DEI, CDI and CDW in favor of BofA. (Incorporated herein by reference to Exhibit 10.31 of the Company's Annual
                Report on Form 10-K for the fiscal year ended  December 31, 1996
                (File No. 0-11877)).

10.36           Second  Amended  and  Restated  Pledge  Agreement,  dated  as of
                October  9,  1995,  among  Azimuth,  DEI,  CDI,  CDW  and  BofA.
                (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1996 (File No. 0-11877)).

10.37 Form of letter, dated June 1997 from ELXSI to Azimuth, DEI, CDI, and CDW (Incorporated herein by reference to Exhibit C to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley,
                MMI, ELX, Cadmus and EKLLC, dated January 7, 1997 filed in respect of the Company's Common Stock)

10.38           Form of Employment Agreement, dated as of June 30, 1997, between
                ELXSI and Alexander M. Milley (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated
                July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-11877)).

23.1            Consent of PricewWaterhouse Coopers LLP

27              Financial Data Schedule