Form 10-Q
period 1999-03-31
ELXSI CORP /DE//
filed 1999-05-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1999
                               -------------------------------------------------

                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________________________to_____________________


                         Commission file number 0-11877
                                                -------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        77-0151523
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                        identification no.)



      3600 Rio Vista Avenue, Suite A, Orlando, Florida            32805
--------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip code)


Registrant's telephone number, including area code:      (407) 849-1090
                                                   -----------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 12, 1999, the registrant had outstanding 4,453,500 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                    March 31,          December 31,
                                                      1999                 1998
                                                 --------------        -------------
                                                   Unaudited
Current assets:

     Cash and cash equivalents                   $        1,856        $       1,587

     Accounts receivable, net                             3,489                3,493

     Inventories, net                                    11,376               10,114

     Prepaid expenses and other current assets              202                  292

     Deferred tax asset                                   5,484                5,484
                                                 --------------        -------------

         Total current assets                            22,407               20,970

Property, buildings and equipment, net                   31,891               31,888

Intangible assets, net                                    5,118                5,163

Deferred debt costs, net                                     98                  105

Notes receivable - related party                          4,200                4,200

Deferred tax asset - noncurrent                           3,177                3,532

Other                                                       844                  778
                                                 --------------        -------------

         Total assets                            $       67,735        $      66,636
                                                 ==============        =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,      December 31,
                                                             1999           1998
                                                         ------------    ------------
                                                          Unaudited
Current liabilities:
     Accounts payable                                    $      4,521    $      3,526
     Accrued expenses                                           4,686           5,289
     Capital lease obligations - current                           47              52
     Current portion of long-term debt                          1,059             887
                                                         ------------    ------------
         Total current liabilities                             10,313           9,754

Capital lease obligations - non current                         1,029           1,037
Long-term debt                                                  6,265           6,689
Other non-current liabilities                                   3,846           3,596
                                                         ------------    ------------

         Total liabilities                                     21,453          21,076

Commitments and contingencies                                      --              --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                --              --
   Common stock, par value $0.001 per share
       Authorized--160,000,000 shares
       Issued and outstanding--4,453,466 and
         4,453,460 at March 31, 1999 and
         December 31, 1998, respectively                            5               5
   Additional paid-in capital                                 226,103         226,103
   Accumulated deficit                                       (179,596)       (180,343)
   Accumulated other comprehensive income                        (230)           (205)
                                                         ------------    ------------

         Total stockholders' equity                            46,282          45,560
                                                         ------------    ------------

         Total liabilities and stockholders' equity      $     67,735    $     66,636
                                                         ============    ============

                      The accompanying notes are an integral part
                     of these consolidated financial statements.

                                       ELXSI CORPORATION
                                CONSOLIDATED INCOME STATEMENTS
                         (Amounts in Thousands, Except Per Share Data)
                                          (Unaudited)



                                                                  Three Months Ended March 31,
                                                                  ------------    ------------
                                                                      1999            1998
                                                                  ------------    ------------

Net  sales                                                        $     23,512    $     23,421

Costs and expenses:
     Cost of sales                                                      18,909          18,765
     Selling, general and administrative                                 2,366           2,119
     Depreciation and amortization                                         942             857
                                                                  ------------    ------------

Operating income                                                         1,295           1,680

Other income (expense):
     Interest income                                                       148             151
     Interest expense                                                     (176)           (258)
     Other expense                                                          (8)             (9)
                                                                  ------------    ------------

Income before income taxes                                               1,259           1,564

Provision for income taxes                                                (512)           (626)
                                                                  ------------    ------------

Net income                                                                 747             938

Other comprehensive income net of tax:
   Foreign currency translation adjustment                                 (25)            (40)
                                                                  ------------    ------------

Comprehensive income                                              $        722    $        898
                                                                  ============    ============

Net income per common share:
     Basic                                                        $        .17    $        .20
                                                                  ============    ============
     Diluted                                                      $        .15    $        .18
                                                                  ============    ============

Weighted average number of common and common equivalent shares:
       Basic                                                             4,453           4,654
                                                                  ============    ============
       Diluted                                                           4,906           5,225
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


                                                 ELXSI CORPORATION
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Amounts in Thousands)
                                                    (Unaudited)

                                                                    Additional                   Accumulated
                                            Common Stock            Additional       Accum-         Other
                                   -----------------------------     Paid-In         ulated     Comprehensive
                                       Shares         Dollars        Capital         Deficit        Income
                                   -------------  --------------  -------------  -------------  -----------
Balance at December 31, 1998           4,453,460  $            5  $     226,103  $    (180,343) $      (205)

Foreign currency translation
     Adjustment, net of tax                   --              --             --             --          (25)

Issuance of fractional shares                  6              --             --             --           --

Net income                                    --              --             --            747           --
                                   -------------  --------------  -------------  -------------  -----------

Balance at March 31, 1999              4,453,466  $            5  $     226,103  $    (179,596) $      (230)
                                   =============  ==============  =============  =============  ===========

                                                        6

              The accompanying notes are an integral part of these consolidated financial statements.


                                  ELXSI CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)

                                                      Three Months Ended March 31,
                                                      -----------------------------
                                                          1999           1998
                                                      ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income                                            $        747    $        938
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                             942             857
     Amortization of deferred debt costs                         6              19

(Increase) decrease in assets:
     Accounts receivable                                         4            (145)
     Inventories                                            (1,262)            733
     Prepaid expenses and other current assets                  90             (48)
     Deferred tax asset                                        355             464
     Other                                                     (91)           (106)
Increase (decrease) in liabilities:
     Accounts payable                                          995            (458)
     Accrued expenses                                         (603)             67
     Other non-current liabilities                             250             225
                                                      ------------    ------------
     Net cash provided by operating activities               1,433           2,546
                                                      ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property, building and equipment             (899)           (738)
     Investment in notes receivable - related party             --            (135)
                                                      ------------    ------------
     Net cash used in investing activities                    (899)           (873)
                                                      ------------    ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Net payments of long-term debt                           (252)           (100)
     Purchase of Common Stock                                   --          (1,248)
     Principal payments of capital lease                       (13)            (39)
                                                      ------------    ------------
     Net cash used in financing activities            $       (265)   $     (1,387)
                                                      ------------    ------------

                       The accompanying notes are an integral
                  part of these consolidated financial statements.


                                       ELXSI CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Dollars in Thousands)
                                          (Unaudited)



                                                          Three Months Ended March 31,
                                                     ----------------------------------------
                                                          1999                      1998
                                                     --------------             -------------

Increase in cash and cash equivalents                $          269             $         286

Cash and cash equivalents, beginning of period                1,587                     2,287
                                                     --------------             -------------

Cash and cash equivalents, end of period             $        1,856             $       2,573
                                                     ==============             =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                     $          418             $         261
    Interest                                                    140                       264

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

On July 1, 1991, ELXSI acquired 30 Bickford's and 12 Howard Johnson's Restaurants, which are located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc.

Between 1991 and 1998 ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened 14 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed two Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During the first quarter ended March 31, 1999 the Howard Johnson's lease expired and the restaurant was closed and one new Bickford's was opened in Somerville, Massachusetts. As of March 31, 1999, ELXSI owned 59 Bickford's and 4 Abdow's Restaurants (the "Restaurants" or Restaurant Division).

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

NOTE 2. RECLASSIFICATION. The company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications had no effect on net income or stockholder's equity.

NOTE 3. SEGMENT REPORTING.

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

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last annual report on Form 10-K for the year ended December 31, 1998. The "Other" lines include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the quarters ended March 31, 1999 and 1998 is summarized in the following table.

                                           1999                    1998
                                     ----------------        ----------------
Revenues From External Customers:
     Restaurants                     $     17,079,000        $     16,636,000
     Equipment                              6,433,000               6,785,000
                                     ----------------        ----------------
                                     $     23,512,000        $     23,421,000
                                     ================        ================
Segment Profit:
     Restaurants                     $      1,249,000        $      1,393,000
     Equipment                                583,000                 784,000
     Other                                   (537,000)               (497,000)
                                     ----------------        ----------------
                                     $      1,295,000        $      1,680,000
                                     ================        ================
Segment Assets:
     Restaurants                     $     31,975,000        $     30,170,000
     Equipment                             22,249,000              20,234,000
     Other                                 13,511,000              15,123,000
                                     ----------------        ----------------
                                     $     67,735,000        $     65,527,000
                                     ================        ================

There were no inter-segment sales or transfers during the first quarter of 1999 or 1998. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The  Company's  revenues and expenses  result from the  operation of the ELXSI's
Restaurant   and  Cues   Divisions   and  the   Company's   corporate   expenses
("Corporate").

COMPARISON OF FIRST QUARTER 1999 RESULTS TO 1998 RESULTS

The first quarter sales increased $91,000, gross profit decreased $53,000, selling, general and administrative expense increased $247,000 and depreciation and amortization increased $85,000 resulting in an operating income decrease of $385,000. Interest expense decreased by $82,000, interest income decreased by $3,000, other expense decreased by $1,000 and income taxes decreased by $114,000 resulting in a decrease in net income of $191,000.

RESTAURANT DIVISION. Restaurant sales increased by $443,000, or 2.7% and gross profit decreased by $87,000, or 3.3% in the first quarter of 1999 compared to the same period in the prior year. Operating income decreased $144,000, or 10.3% after deducting an increase in selling general and administrative expense of $11,000 and an increase in depreciation and amortization of $46,000. The sales increase was mainly due to an increase in same store sales of $426,000, or 3.2%, sales from the opening of new Bickford's Restaurants of $675,000 partially offset by a decrease in sales due to closed Restaurants of $472,000. The Company was unable to renew the expiring Howard Johnson Restaurant lease and as a result first quarter sales and operating income were negatively impacted by $343,000 and $49,000, respectively compared to the same period in the prior year. Customer counts at Restaurants operated in both periods decreased 0.3%.

As a result of the sales increase, partially offset by a 0.9% decrease in the gross profit percentage from 15.8% to 14.9%, restaurant gross profit decreased by $87,000, or 3.3% in the first quarter of 1999 compared to the same period in 1998. The decrease in the gross profit percentage was mainly the result of an increase in labor cost of 0.8% attributable to higher average hourly rates caused by a competitive labor market and inefficiencies due to the poorer weather in 1999 compared to 1998. In addition, variable costs increased 0.5% due to snow plowing and maintenance costs related to the more severe winter weather in 1999. A decrease in food costs of 0.4% attributable to the lower cost of eggs and coffee compared to the first quarter of 1998 partially offset the higher labor and variable costs.

Restaurant selling, general and administrative expense increased by $11,000, or 2.1% during the first quarter of 1999.

Restaurant depreciation and amortization increased by $46,000, or 6.4% during the first quarter of 1999. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $144,000 or 10.3% in the first quarter of 1999.

CUES DIVISION. Cues's sales decreased by $352,000 or 5.2% in the first quarter of 1999 compared to the same period in the prior year. The primary reason for the decrease resulted from a reduction in sales of truck mounted systems. Sales in the first quarter of 1998 were 28.6% higher than the first quarter of 1997 and presented a difficult target to exceed in the first quarter of 1999. Despite the comparison with the first quarter of 1998, sales in the first quarter of 1999 were lower than the previous four quarters. However, based on the current volume of orders management believes that the sale of truck mounted systems during 1999 will recover as customers continued to recognized the benefits of Cues's equipment. As a result of the sales decrease and a 2.2% increase in the gross profit percentage from 29.8% in the first quarter of 1998 to 32.0% in the first quarter of 1999, gross profit increased by $34,000, or 1.6% in the first quarter of 1999. Operating income decreased by $201,000, or 25.6%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $196,000, or 17.7% and an increase in depreciation and amortization expense of $39,000, or 29.1%. Selling, general and administrative expense was approximately flat with the second, third and fourth quarters of 1999. The increase in expenses in the first quarter of 1999 compared to the corresponding period in the prior year is primarily attributable to increases in wages resulting from both rate and headcount increases, an increase in west coast sales efforts, where a satellite service and sales office was established and facility costs increases.

CORPORATE. Corporate general and administrative expenses increased by $40,000 during the first quarter of 1999. Interest expense decreased by $83,000 due to a lower average debt balance in 1999. Interest income increased by $8,000 in the first quarter of 1999 compared to the same period in 1998.

Income tax expense decreased from $626,000 in the first quarter of 1998 to $512,000 in the first quarter of 1999. The decrease in tax expense resulted from a decrease in pre-tax income. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The first quarters of 1999 and 1998 included deferred tax expense of $355,000 and $464,000, respectively. The Company will continue to pay taxes at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the quarter ended March 31, 1999 were $0.17 and $0.15 respectively. The basic and diluted weighted average number of shares outstanding for the quarter ended March 31, 1999 were 4,453,000 and 4,906,000, respectively. This compares to basic and diluted earnings per share of $0.20 and $0.18 per share, respectively for the corresponding period in 1998 when there were basic and diluted weighted average shares outstanding of 4,654,000 and 5,225,000, respectively. The decrease in the diluted weighted average shares outstanding in the first quarter of 1999 compared to the first quarter of 1998 resulted mainly from the repurchase of Common Stock during 1998 and to a lesser extent a decrease in the average stock market price during the first quarter of 1999 compared to the corresponding period in 1998. The average stock market price for the first quarter of 1999 was $10.42 compared to an average of $12.43 in the corresponding period of 1998. A decrease in the stock price results in a slightly lesser number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

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

The Company is in the process of assessing formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to potential third parties' failures to remediate their own year 2000 issues. It is in the interest of the Company to use this information to mitigate these risks. However, because of the complexity of this issue, the Company can give no assurances that the systems of other companies on which the Company relies will be remedied for the year 2000 issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company. Plans are therefore under development in order to attempt to mitigate the extent of such potential adverse effects.

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

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at March 31, 1999 and December 31, 1998 was $1,856,000 and $1,587,000. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first quarter of 1999, the Company had cash flow from operations of $1,433,000. The cash from operations funded the acquisition of property, plant and equipment totaling $899,000, the payment of long-term debt of $252,000 and the repayment of capital leases obligations of $13,000. During the first quarter of 1999, current assets increased by $1,437,000 primarily due to an increase in Cues's inventory. The inventory increase resulted from an increase in work in process and inventory used for sales and product demonstrations. Partially offsetting the increase in current assets, current liabilities increased $559,000 mainly due to an increase in accounts payable.

During the first quarter of 1998, the Company had cash flow from operations of $2,275,000. The cash from operations funded the acquisition of property, plant and equipment totaling $738,000, the investment in a related party note receivable of $135,000, the payment of long-term debt of $100,000, the repurchase of Common Stock for $1,248,000 and the repayment of capital leases obligations of $39,000. During the first quarter of 1998, current assets decreased by $989,000 primarily due to a $704,000 decrease in Cues's inventory and a reduction in the deferred tax asset of $464,000 partially offset by an increase in accounts receivable of $145,000. Partially offsetting the decrease in current assets, current liabilities decreased $432,000 mainly due to a reduction in Bickford's accounts payable due to the timing of certain payments.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the long-term debt. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

IMPACT OF INFLATION. Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company's annual meeting will take place on May 27, 1999. In connection therewith the Company submitted the following proposals to stockholders in the annual proxy statement.

o Nomination of the following current directors for re-election: Farrokh K. Kavarana, Kevin P. Lynch, Alexander M. Milley, Denis M. O'Donnell and Robert C. Shaw.

o    Approval of the ELXSI Corporation 1999 Incentive Stock Option Plan.

o Approval of an amendment to the Company's charter in order to effect: (i) a 1-for-100 reverse stock split of the outstanding shares of Common Stock in order to cash-out stockholders holding less than 100 shares, and (ii) immediately thereafter, a 100-for-1 forward stock split resulting in the stock ownership of all non-cash out stockholders being restored to pre-existing levels.

ITEM 5.  OTHER INFORMATION          -       none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-K

                27.1       Financial Data Schedule

       (b) Reports on Form 8-K

During the quarter ended March 31, 1999, the Company filed with the Securities and Exchange Commission, on March 19, 1999, a Form 8-K Current Report dated March 19, 1999, under which it made Item 5 (Other Events) disclosure; no financial statements were included in the Form 8-K.

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


                                                  ELXSI CORPORATION
                                   ---------------------------------------------
                                                     (Registrant)



Date: May 11, 1999                 /s/ Alexander M. Milley
                                   ---------------------------------------------
                                   Alexander M. Milley,  Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: May 11, 1999                 /s/ Thomas R. Druggish
                                   ---------------------------------------------
                                   Thomas R. Druggish,  Vice President,
                                    Treasurer and Secretary (Chief Accounting
                                    Officer and Principal Financial Officer)