Form 10-Q
period 1999-06-30
ELXSI CORP /DE//
filed 1999-08-16
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 3, 1999, the registrant had outstanding 4,276,175 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                 June 30,    December 31,
                                                  1999           1998
                                                 --------    ------------
                                                Unaudited
Current assets:

     Cash and cash equivalents                   $ 1,954        $ 1,587

     Accounts receivable, net                      5,698          3,493

     Inventories, net                             11,789         10,114

     Prepaid expenses and other current assets       346            292

     Deferred tax asset                            5,484          5,484
                                                 -------        -------

         Total current assets                     25,271         20,970

Property, buildings and equipment, net            32,356         31,888

Intangible assets, net                             5,672          5,163

Deferred debt costs, net                              91            105

Notes receivable - related party                   4,200          4,200

Deferred tax asset - noncurrent                    2,540          3,532

Other                                                905            778
                                                 -------        -------

         Total assets                            $71,035        $66,636
                                                 =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,    December 31,
                                                        1999          1998
                                                      ---------   ------------
                                                      Unaudited
Current liabilities:
     Accounts payable                                 $   5,314    $   3,526
     Accrued expenses                                     6,628        5,289
     Capital lease obligations - current                     35           52
     Current portion of long-term debt                      928          887
                                                      ---------    ---------
         Total current liabilities                       12,905        9,754

Capital lease obligations - non current                   1,020        1,037
Long-term debt                                            7,345        6,689
Other non-current liabilities                             4,096        3,596
                                                      ---------    ---------

         Total liabilities                               25,366       21,076

Commitments and contingencies                                --           --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                          --           --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,276,175 and
         4,453,460 at June 30, 1999 and
         December 31, 1998, respectively                      4            5
   Additional paid-in capital                           224,190      226,103
   Accumulated deficit                                 (178,263)    (180,343)
   Accumulated other comprehensive income                  (262)        (205)
                                                      ---------    ---------

         Total stockholders' equity                      45,669       45,560
                                                      ---------    ---------

         Total liabilities and stockholders' equity   $  71,035    $  66,636
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

                                        ELXSI CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Amounts in Thousands, Except Per Share Data)
                                           (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                    --------------------    --------------------
                                                     1999         1998        1999        1998
                                                    --------    --------    --------    --------
Net  sales                                          $ 26,517    $ 25,108    $ 50,029    $ 48,529

Costs and expenses:
     Cost of sales                                    20,770      19,528      39,679      38,293
     Selling, general and administrative               2,510       2,328       4,876       4,447
     Depreciation and amortization                       944         868       1,886       1,725
                                                    --------    --------    --------    --------

Operating income                                       2,293       2,384       3,588       4,064

Other income (expense):
     Interest income                                     146         154         294         305
     Interest expense                                   (187)       (268)       (363)       (526)
     Other income (expense)                                6         (26)         (2)        (35)
                                                    --------    --------    --------    --------

Income before income taxes                             2,258       2,244       3,517       3,808

Provision for income taxes                               925         897       1,437       1,523
                                                    --------    --------    --------    --------

Net income                                             1,333       1,347       2,080       2,285

Other comprehensive income net of tax:
   Foreign currency translation adjustment               (32)         (7)        (57)        (47)
                                                    --------    --------    --------    --------

Comprehensive income                                $  1,301    $  1,340    $  2,023    $  2,238
                                                    ========    ========    ========    ========


Net income per common share:
     Basic                                          $   0.30    $   0.30    $   0.47    $   0.50
                                                    ========    ========    ========    ========
     Diluted                                        $   0.27    $   0.26    $   0.42    $   0.44
                                                    ========    ========    ========    ========
Weighted average number of common
  and common equivalent shares:
     Basic                                             4,431       4,569       4,442       4,612
                                                    ========    ========    ========    ========
     Diluted                                           4,900       5,149       4,902       5,187
                                                    ========    ========    ========    ========


                The accompanying notes are an integral part of these consolidated financial statements.

                                                5

                                           ELXSI CORPORATION
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (Amounts in Thousands)
                                              (Unaudited)

                                                                                           Accumulated
                                        Common Stock        Additional       Accum-           Other
                                ------------------------      Paid-In        ulated       Comprehensive
                                  Shares        Dollars       Capital        Deficit          Income
                                ----------    ----------    ----------    ------------    -------------
Balance at December 31, 1998     4,453,460    $        5    $  226,103    $   (180,343)     $     (205)

Foreign currency translation
  adjustment, net of tax                --            --            --              --             (57)

Purchase and retirement of
  Common Stock                    (177,348)           (1)       (1,913)             --              --

Issuance of fractional shares           63            --            --              --              --

Net income                              --            --            --           2,080              --
                                ----------    ----------    ----------    ------------      ----------

Balance at June 30, 1999         4,276,175    $        4    $  224,190    $   (178,263)     $     (262)
                                ==========    ==========    ==========    ============      ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1999            1998
                                                      -------        -------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income                                            $ 2,080        $ 2,285
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      1,886          1,725
     Amortization of deferred debt costs                   14             38

(Increase) decrease in assets:
     Accounts receivable                               (2,205)        (1,111)
     Inventories                                       (1,537)           672
     Prepaid expenses and other current assets            (54)          (362)
     Deferred tax asset                                   992          1,129
     Other                                               (184)          (219)
Increase (decrease) in liabilities:
     Accounts payable                                   1,788           (617)
     Accrued expenses                                   1,339            508
     Other non-current liabilities                        500            450
                                                      -------        -------
     Net cash provided by operating activities          4,619          4,498
                                                      -------        -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property, building and equipment      (2,223)        (1,904)
     Acquisition of product line                         (778)            --
     Investment in notes receivable - related party        --           (135)
                                                      -------        -------
     Net cash used in investing activities             (3,001)        (2,039)
                                                      -------        -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Net borrowings (payments) of long-term debt          697         (1,118)
     Purchase of Common Stock                          (1,914)        (1,248)
     Proceeds from exercise of Common Stock
         Options                                           --              2
     Principal payments of capital lease                  (34)           (66)
                                                      -------        -------
     Net cash used in financing activities            $(1,251)       $(2,430)
                                                      -------        -------

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1999              1998
                                                   -------           -------
Increase in cash and cash equivalents              $   367           $    29

Cash and cash equivalents, beginning of period       1,587             1,079
                                                   -------           -------

Cash and cash equivalents, end of period           $ 1,954           $ 1,108
                                                   =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                   $   556           $   476
    Interest                                           333               499

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Between 1991 and 1998 ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened 14 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed two Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During 1999 the Howard Johnson's lease expired and the restaurant was closed and one new Bickford's was opened in Somerville, Massachusetts. As of June 30, 1999, ELXSI owned 59 Bickford's and 4 Abdow's Restaurants (the "Restaurants" or Restaurant Division).

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

NOTE 2.  ACQUISITION.

During June 1999, Cues acquired the inventory and other assets associated with a competitor's product line for $778,000. The other assets include tangible and intangible assets including the trade names, patents, customer and vendor lists, product literature and engineering drawings. The intangible assets are being amortized over ten years.

NOTE 3. COMMON  STOCK.

Effective on June 28, 1999, the Company completed the 1-for-100 reverse split voted on and approved by the Company's stockholders during it's annual meeting on May 27, 1999. As a result, those stockholders who held less than one share immediately after the reverse split were effectively cashed-out at the average trading price of the Company's stock during the immediately preceding 20 trading days. This resulted in the repurchase of approximately 157,000 shares at $10.83 per share. The total cost of the odd-lot buyback was approximately $1,704,000 and is reflected in accrued expenses at June 30, 1999. The cash will be paid in subsequent months as shareholders return their certificates in compliance with the reverse split instructions. Immediately after the reverse split the shareholders approved a 100-for-1 forward stock split resulting in the stock ownership of all non-cashed out stockholders being restored to pre-existing levels.

NOTE 4. SEGMENT REPORTING.

The Company has two reportable segments, restaurant operations and equipment manufacturing, each of which has separate management teams and infrastructures. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 63 stores located in the New England states operating under the Bickford's and Abdow's brand names. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

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

Summarized financial information by business segment for the six months ended June 30, 1999 and 1998 is summarized in the following table.

                                              1999                 1998
                                        ----------------     ----------------
Revenues From External Customers:
     Restaurants                        $     35,554,000     $     34,816,000
     Equipment                                14,475,000           13,713,000
                                        ----------------     ----------------
                                        $     50,029,000     $     48,529,000
                                        ================     ================
Segment Profit:
     Restaurants                        $      3,172,000     $      3,504,000
     Equipment                                 1,487,000            1,550,000
     Other                                    (1,071,000)            (990,000)
                                        ----------------     ----------------
                                        $      3,588,000     $      4,064,000
                                        ================     ================
Segment Assets:
     Restaurants                        $     32,381,000     $     30,619,000
     Equipment                                24,340,000           21,442,000
     Other                                    14,314,000           14,541,000
                                        ----------------     ----------------
                                        $     71,035,000     $     66,602,000
                                        ================     ================

There were no inter-segment sales or transfers during the first six months of 1999 or 1998. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST HALF 1999 RESULTS TO 1998 RESULTS

Six month sales increased $1,500,000, gross profit increased $114,000, selling, general and administrative expense increased $429,000 and depreciation and amortization increased $161,000 resulting in an operating income decrease of $476,000. Interest expense decreased by $163,000, interest income decreased by $11,000, other expense decreased by $33,000 and income taxes decreased by $86,000 resulting in a decrease in net income of $205,000.

RESTAURANT DIVISION. Restaurant sales increased by $738,000, or 2.1% and gross profit decreased by $202,000, or 3.4% in the first half of 1999 compared to the same period in the prior year. Operating income decreased $332,000, or 9.5% after deducting an increase in selling general and administrative expense of $41,000 and an increase in depreciation and amortization of $89,000. The sales increase was mainly due to an increase in same store sales of $632,000, or 2.3%, sales from the opening of new Bickford's Restaurants of $1,254,000 partially offset by a decrease in sales due to closed Restaurants of $850,000. The Company was unable to renew the expiring Howard Johnson Restaurant lease and as a result first half sales and operating income were negatively impacted by $721,000 and $113,000, respectively compared to the same period in the prior year. Customer counts at Restaurants operated in both periods decreased 1.4%.

As a result of the sales increase, partially offset by a 0.9% decrease in the gross profit percentage from 17.2% to 16.3%, restaurant gross profit decreased by $202,000, or 3.4% in the first half of 1999 compared to the same period in 1998. The decrease in the gross profit percentage was mainly the result of an increase in labor cost of 1.1% attributable to higher average hourly rates caused by a competitive labor market and customer count decreases due to poorer weather in 1999 compared to 1998. In addition, variable costs increased 0.2% due to snow plowing and maintenance costs related to the more severe winter weather in 1999. A decrease in food costs of 0.5% attributable to the lower cost of eggs and coffee compared to the first half of 1998 partially offset the higher labor and variable costs.

Restaurant selling, general and administrative expense increased by $41,000, or 4.0% during the first half of 1999.

Restaurant depreciation and amortization increased by $89,000, or 6.1% during the first half of 1999. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $332,000 or 9.5% in the first half of 1999.

CUES DIVISION. Cues's sales increased by $762,000 or 5.6% in the first half of 1999 compared to the same period in the prior year. The primary reason for the sales increase was an increase in sales of truck-mounted systems and sales by Cues B.V. The six month increase reversed the decline in the first quarter ended March 31, 1999 as customers continued to recognized the benefits of Cues's equipment and Cues was able to increase the number of truck units delivered. As a result of the sales increase and a 0.5% increase in the gross profit percentage from 31.0% in the first half of 1998 to 31.5% in the first half of 1999, gross profit increased by $316,000, or 7.4% in the first half of 1999. Operating income decreased by $63,000, or 4.1%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $307,000, or 12.6% and an increase in depreciation and amortization expense of $72,000, or 26.7%. The increase in expenses in the first half of 1999 compared to the corresponding period in the prior year is primarily attributable to increases in wages resulting from both rate and headcount increases, sales and marketing expenses including an increase in west coast sales efforts, where a satellite service and sales office was established and facility costs increases. Subsequent to June 30, 1999, Cues entered into a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of software to municipalities. The agreement provides for the interchange of data between the Cues DataCap 3.0 Pipeline Data Collection Software and the Hansen Infrastructure Management Solution Software. This agreement will assure both present and future users of Hansen and Cues software the ability to easily import and export files between the two database programs. We anticipate that this will lead to additional truck and computer software sales.

CORPORATE. Corporate general and administrative expenses increased by $81,000 during the first half of 1999. Interest expense decreased by $161,000 due to a lower average debt balance in 1999. Interest and other income increased by $14,000 and $7,000, respectively in the first half of 1999 compared to the same period in 1998.

Income tax expense decreased from $1,523,000 in the first half of 1998 to $1,437,000 in the first half of 1999. The decrease in tax expense resulted from a decrease in pre-tax income. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The first half of 1999 and 1998 included deferred tax expense of $992,000 and $1,129,000, respectively. The Company will continue to pay taxes at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the first six months ended June 30, 1999 were $0.47 and $0.42 respectively. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 1999 were 4,442,000 and 4,902,000, respectively. This compares to basic and diluted earnings per share of $0.50 and $0.44 per share, respectively for the corresponding period in 1998 when there were basic and diluted weighted average shares outstanding of 4,612,000 and 5,187,000, respectively. The decrease in the diluted weighted average shares outstanding in the first half of 1999 compared to the first half of 1998 resulted mainly from the repurchase of Common Stock during 1998 and to a lesser extent a decrease in the average stock market price during the first half of 1999 compared to the corresponding period in 1998. The average stock market price for the first half of 1999 was $10.55 compared to an average of $12.56 in the corresponding period of 1998. A decrease in the stock price results in a slightly lesser number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

COMPARISON OF SECOND QUARTER 1999 RESULTS TO 1998 RESULTS

Three month sales increased $1,409,000, gross profit increased $167,000, selling, general and administrative expense increased $182,000 and depreciation and amortization increased $76,000 resulting in an operating income decrease of $91,000. Interest expense decreased by $81,000, interest income decreased by $8,000, other expense decreased by $32,000 and income taxes increased by $28,000 resulting in a decrease in net income of $14,000.

RESTAURANT DIVISION. Restaurant sales increased by $295,000, or 1.6% and gross profit decreased by $115,000, or 3.4% in the second quarter of 1999 compared to the same period in the prior year. Operating income decreased $188,000, or 8.9% after deducting an increase in selling general and administrative expense of $30,000 and an increase in depreciation and amortization of $43,000. The sales increase was mainly due to an increase in same store sales of $206,000, or 1.4%, sales from the opening of new Bickford's Restaurants of $578,000 partially offset by a decrease in sales due to closed Restaurants of $378,000. The Company was unable to renew the expiring Howard Johnson Restaurant lease and as a result second quarter sales and operating income were negatively impacted by $378,000 and $64,000, respectively compared to the same period in the prior year. Customer counts at Restaurants operated in both periods decreased 2.4%.

As a result of the sales increase, partially offset by a 0.9% decrease in the gross profit percentage from 18.5% to 17.6%, restaurant gross profit decreased by $115,000, or 3.4% in the second quarter of 1999 compared to the same period in 1998. The decrease in the gross profit percentage was mainly the result of an increase in labor cost attributable to higher average hourly rates caused by a competitive labor compared to the second quarter of 1998. A decrease in food costs attributable to the lower cost of eggs and coffee compared to the first half of 1999 partially offset the higher labor costs.

Restaurant selling, general and administrative expense increased by $30,000, or 5.8% during the second quarter of 1999.

Restaurant depreciation and amortization increased by $43,000, or 5.9% during the second quarter of 1999. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $188,000 or 8.9% in the second quarter of 1999.

CUES DIVISION. Cues's sales increased by $1,114,000 or 16.1% in the second quarter of 1999 compared to the same period in the prior year. The primary reason for the sales increase was an increase in sales of truck-mounted systems and sales by Cues B.V. As a result of the sales increase and a 0.9% decrease in the gross profit percentage from 32.1% in the second quarter of 1998 to 31.2% in the second quarter of 1999, gross profit increased by $282,000, or 12.7% in the second quarter of 1999. Operating income increased by $138,000, or 18.0%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $111,000, or 8.2% and an increase in depreciation and amortization expense of $33,000, or 24.3%.

CORPORATE. Corporate general and administrative expenses increased by $41,000 during the second quarter of 1999. Interest expense decreased by $78,000 due to a lower average debt balance in 1999. Interest and other income increased by $6,000 and $7,000, respectively in the second quarter of 1999 compared to the same period in 1998.

Income tax expense increased from $897,000 in the second quarter of 1998 to $925,000 in the corresponding period in 1999. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The second quarter of 1999 and 1998 included deferred tax expense of $637,000 and $665,000, respectively

EARNINGS PER SHARE. Basic and diluted earnings per share for the second quarter ended June 30, 1999 were $0.30 and $0.27 respectively. The basic and diluted weighted average number of shares outstanding for the three months ended June 30, 1999 were 4,431,000 and 4,900,000, respectively. This compares to basic and diluted earnings per share of $0.30 and $0.26 per share, respectively for the corresponding period in 1998 when there were basic and diluted weighted average shares outstanding of 4,569,000 and 5,149,000, respectively. The decrease in the diluted weighted average shares outstanding in the second quarter of 1999 compared to the second quarter of 1998 resulted mainly from the repurchase of Common Stock during 1998 and to a lesser extent a decrease in the average stock market price during the second quarter of 1999 compared to the corresponding period in 1998. The average stock market price for the second quarter of 1999 was $10.68 compared to an average of $12.69 in the corresponding period of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at June 30, 1999 and December 31, 1998 was $1,954,000 and $1,587,000. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first half of 1999, the Company had cash flow from operations of $4,619,000. The cash from operations and borrowings of $697,000 of long-term debt funded the acquisition of property, plant and equipment totaling $2,223,000, a business acquisition totaling $778,000, the purchase of Common Stock totaling $1,914,000 and the repayment of capital leases obligations of $34,000. During the first half of 1999, current assets increased by $4,301,000 primarily due to an increase in Cues's inventory, an increase in Cues's accounts receivable and Corporate advances to a related party. The Cues inventory increase of $1,724,000 resulted from an increase in work in process inventory to support an increase in production of truck-mounted systems and trucks used for sales and product demonstrations. The increase in Cues accounts receivable of $1,052,000 resulted mainly from the large sales volume in the month of June 1999. Also included in accounts receivable are advances to a related party totaled $1,463,000 at June 30, 1999. A portfolio of private and public company equities including the Company's Common Stock secures the advances. Partially offsetting the increase in current assets, current liabilities increased
$3,151,000 mainly due to an increase in accounts payable and accrued expenses. Current liabilities contains $1,704,000 payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock.

During the first half of 1998, the Company had cash flow from operations of $4,498,000. The cash from operations funded the acquisition of property, plant and equipment totaling $1,904,000, the payment of long-term debt of $1,118,000, the repayment of capital leases obligations of $66,000, the investment in a related party note receivable of $135,000 and the purchase of Common Stock of $1,248,000. During the first half of 1998, current assets increased by $830,000 primarily due to a $1,090,000 increase in Cues's accounts receivable, an increase in prepaid expenses of $362,000 partially offset by a $682,000 decrease in Cues's inventory. Current liabilities increased $459,000 mainly due to a reduction in Bickford's accounts payable, an increase in accrued expenses and an increase in the current portion of long-term debt.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company's annual meeting was held on May 27, 1999. In connection therewith the Company submitted the following proposals to stockholders in its notice of Annual meeting of Stockholders and Proxy Statement dated April 23, 1999.

All of the directors of the Company were re-elected at the 1999 Annual Meeting of Stockholders, having received votes as follows:

                                         Against/                      Broker
      Nominee               For          Withheld      Abstentions    Non Votes
      -------            ---------       --------      -----------    ---------
Farrokh H. Kavarana      3,639,780       124,126           --            --
Kevin P. Lynch           3,639,830       124,076           --            --
Alexander M. Milley      3,639,835       124,071           --            --
Denis M. O'Donnell       3,639,830       124,076           --            --
Robert C. Shaw           3,639,834       124,072           --            --

A majority of the stockholders approved the Company's 1999 Incentive Stock Option Plan, voting as follows:

                                         Against/                      Broker
                            For          Withheld      Abstentions    Non Votes
                         ---------       --------      -----------    ---------
    Number of votes      3,694,702        50,367          9,916         8,919

A majority of the stockholders approved the amendment to the Company's charter in order to effect: (i) a 1-for-100 reverse stock split of the outstanding shares of Common Stock in order to cash-out stockholders holding less than 100 shares, and (ii) immediately thereafter, a 100-for-1 forward stock split resulting in the stock ownership of all non-cashed out stockholders being restored to pre-existing levels.

                                         Against/                      Broker
                            For          Withheld      Abstentions    Non Votes
                         ---------       --------      -----------    ---------
    Number of votes      3,605,449       151,807          6,650          --


A   majority    of   the    stockholders    approved    the    appointment    of
PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999, voting as follows:

                                         Against/                      Broker
                            For          Withheld      Abstentions    Non Votes
                         ---------       --------      -----------    ---------
    Number of votes      3,752,416         3,008          8,480          --

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


                                              ELXSI CORPORATION
                                ------------------------------------------------
                                                (Registrant)



Date: August 12, 1999           /s/  ALEXANDER M. MILLEY
                                ------------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: August 12, 1999           /s/  THOMAS R. DRUGGISH
                                ------------------------------------------------
                                     Thomas R. Druggish, Vice President,
                                     Treasurer and Secretary (Chief Accounting
                                     Officer and Principal Financial Officer)