Form 10-Q
period 1999-09-30
ELXSI CORP /DE//
filed 1999-11-12
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 1, 1999, the registrant had outstanding 4,282,417 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                             September 30,               December 31,
                                                                  1999                       1998
                                                             ---------------            ---------------
                                                               Unaudited
Current assets:

     Cash and cash equivalents                               $         1,541            $         1,587

     Accounts receivable, net                                          4,516                      3,493

     Accounts receivable - related party                               3,083                         --

     Inventories, net                                                 12,112                     10,114

     Prepaid expenses and other current assets                           302                        292

     Deferred tax asset                                                4,719                      5,484
                                                             ---------------            ---------------

         Total current assets                                         26,273                     20,970

Property, buildings and equipment, net                                32,620                     31,888

Intangible assets, net                                                 5,612                      5,163

Deferred debt costs, net                                                  85                        105

Notes receivable - related party                                       4,200                      4,200

Deferred tax asset - noncurrent                                       16,366                      3,532

Other                                                                    992                        778
                                                             ---------------            ---------------

         Total assets                                        $        86,148            $        66,636
                                                             ===============            ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,     December 31,
                                                             1999               1998
                                                         --------------    ---------------
                                                           Unaudited
Current liabilities:
     Accounts payable                                    $        4,217    $         3,526
     Accrued expenses                                             6,088              5,289
     Capital lease obligations - current                             34                 52
     Current portion of long-term debt                            1,289                887
                                                         --------------    ---------------
         Total current liabilities                               11,628              9,754

Capital lease obligations - non current                           1,012              1,037
Long-term debt                                                    7,750              6,689
Other non-current liabilities                                     4,346              3,596
                                                         --------------    ---------------

         Total liabilities                                       24,736             21,076

Commitments and contingencies                                        --                 --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                  --                 --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,280,965 and
         4,453,460 at September 30, 1999 and
         December 31, 1998, respectively                              4                  5
   Additional paid-in capital                                   224,215            226,103
   Accumulated deficit                                         (162,565)          (180,343)
   Accumulated other comprehensive income                          (242)              (205)
                                                         --------------    ---------------

         Total stockholders' equity                              61,412             45,560
                                                         --------------    ---------------

         Total liabilities and stockholders' equity      $       86,148    $        66,636
                                                         ==============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------    --------    --------    --------
Net sales                                    $ 28,719    $ 25,558    $ 78,748    $ 74,087

Costs and expenses:
     Cost of sales                             22,270      19,796      61,949      58,089
     Selling, general and administrative        2,513       2,387       7,389       6,834
     Depreciation and amortization                980         893       2,866       2,618
                                             --------    --------    --------    --------

Operating income                                2,956       2,482       6,544       6,546

Other income (expense):
     Interest income                              251         154         545         459
     Interest expense                            (224)       (219)       (587)       (745)
     Other income (expense)                       (13)        (24)        (15)        (59)
                                             --------    --------    --------    --------

Income before income taxes                      2,970       2,393       6,487       6,201

Benefit (provision) for income taxes           12,728      (1,124)     11,291      (2,647)
                                             --------    --------    --------    --------

Net income                                     15,698       1,269      17,778       3,554

Other comprehensive income net of tax:
   Foreign currency translation adjustment         20          (1)        (37)        (48)
                                             --------    --------    --------    --------

Comprehensive income                         $ 15,718    $  1,268    $ 17,741    $  3,506
                                             ========    ========    ========    ========


Net income per common share:
     Basic                                   $   3.58    $   0.27    $   4.05    $   0.77
                                             ========    ========    ========    ========
     Diluted                                 $   3.22    $   0.25    $   3.64    $   0.69
                                             ========    ========    ========    ========
Weighted average number of common
  and common equivalent shares:
     Basic                                      4,385       4,556       4,391       4,593
                                             ========    ========    ========    ========
     Diluted                                    4,854       5,042       4,889       5,145
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                               Accumulated
                                         Common Stock          Additional          Accum-        Other
                                    -----------------------     Paid-In            ulated     Comprehensive
                                     Shares        Dollars      Capital            Deficit       Income
                                    ---------    ----------    ----------        -----------   ----------
Balance at December 31, 1998        4,453,460    $        5    $  226,103       $   (180,343)  $     (205)

Foreign currency translation
     adjustment, net of tax                --            --            --                 --          (37)

Purchase and retirement of
     Common Stock                    (177,348)           (1)       (1,913)                --           --

Exercise of Common Stock Options
to Purchase Common Stock                4,790            --            25                 --           --

Issuance of fractional shares              63            --            --                 --           --

Net income                                 --            --            --             17,778           --
                                    ---------    ----------    ----------        -----------   ----------

Balance at September 30, 1999       4,280,965    $        4    $  224,215       $   (162,565)  $     (242)
                                    =========    ==========    ==========       ============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1999        1998
                                                      --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income                                            $ 17,778    $  3,554
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                       2,866       2,618
     Amortization of deferred debt costs                    19          44

(Increase) decrease in assets:
     Accounts receivable                                (1,023)       (847)
     Accounts receivable - related party                (3,083)         --
     Inventories                                        (1,860)        437
     Prepaid expenses and other current assets             (10)       (174)
     Deferred tax asset                                (12,069)      1,870
     Other                                                (249)       (404)
Increase (decrease) in liabilities:
     Accounts payable                                      691        (998)
     Accrued expenses                                      799         546
     Other non-current liabilities                         750         675
                                                      --------    --------
     Net cash provided by operating activities           4,609       7,321
                                                      --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property, building and equipment       (3,408)     (4,282)
     Acquisition of product line                          (778)         --
     Investment in notes receivable - related party         --        (135)
                                                      --------    --------
     Net cash used in investing activities              (4,186)     (4,417)
                                                      --------    --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Net borrowings (payments) of long-term debt         1,463      (1,384)
     Purchase of Common Stock                           (1,914)     (1,953)
     Proceeds from exercise of Common Stock
         Options                                            25          25
     Principal payments of capital lease                   (43)        (92)
                                                      --------    --------
     Net cash used in financing activities            $   (469)   $ (3,404)
                                                      --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended September 30,
                                                      ----------------------------------------
                                                           1999                      1998
                                                      --------------             -------------

Increase in cash and cash equivalents                 $          (46)            $        (500)

Cash and cash equivalents, beginning of period                 1,587                     1,079
                                                      --------------             -------------

Cash and cash equivalents, end of period              $        1,541             $         579
                                                      ==============             =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                      $          903             $       1,014
    Interest                                                     550                       831


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Between 1991 and 1998 ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened 14 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed two Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During 1999 the Howard Johnson's lease expired and the restaurant was closed and two new Bickford's Restaurants were opened in Somerville, Massachusetts and Warwick, Rhode Island. As of September 30, 1999, ELXSI owned 60 Bickford's and 4 Abdow's Restaurants (the "Restaurants" or Restaurant Division).

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

NOTE 3. ACCOUNTS RECEIVABLE - RELATED PARTY. During 1999, the Company advanced Cadmus Corporation ("Cadmus") a total of approximately $3,083,000. A portfolio of private and public company equities purchased with the proceeds of the advances fully secures the receivable. During the third quarter of 1999, the Company charged interest on the receivable at prime plus 2% and earned $116,000 of interest income in the third quarter. Certain officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company and/or ELXSI.

NOTE 4. COMMON STOCK. Effective on June 28, 1999, the Company completed the 1-for-100 reverse split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than one share immediately after the reverse split were effectively cashed-out at the average trading price of the Company's stock during the immediately preceding 20 trading days. This resulted in the repurchase of approximately 157,000 shares at $10.83 per share. The total cost of the odd-lot buyback was approximately $1,704,000. Through September 30, 1999, the Company had paid approximately $1,143,000 of this liability. The remaining balance of $561,000 is reflected in accrued expenses at September 30, 1999 and will be paid in subsequent months as shareholders return their certificates in compliance with the reverse split instructions. Immediately after the reverse split the shareholders approved a 100-for-1 forward stock split resulting in the stock ownership of all non-cashed out stockholders being restored to pre-existing levels.

NOTE 5. INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets.

The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The Company's third quarter review of its deferred tax asset valuation allowance indicated that it is more likely than not that additional carryforward tax benefits will be realized, due to the Company's historical, continued and increasing profitability and the significantly reduced possibility of an ownership change brought about as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder (see the Company's Proxy Statement dated April 23, 1999). Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, for the third quarter of 1999, the Company reduced the valuation allowance by $13,061,000. The resulting net deferred tax asset of $21,085,000 represents the amount that management believes more likely than not will be realized over the remaining life of the net operating loss and tax credit carryforwards. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

NOTE 6.  SEGMENT REPORTING.

The Company has two reportable segments, restaurant operations and equipment manufacturing, each of which has separate management teams and infrastructures. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 64 stores located in the New England states operating under the Bickford's and Abdow's brand names. The equipment manufacturing segment produces pipe line inspection equipment for sale to municipalities, contractors, and foreign governments.

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

Summarized financial information by business segment for the nine months ended September 30, 1999 and 1998 is summarized in the following table.

                                                1999                1998
                                          ----------------    ----------------
Revenues From External Customers:
     Restaurants                          $     55,716,000    $     53,742,000
     Equipment                                  23,032,000          20,345,000
                                          ----------------    ----------------
                                          $     78,748,000    $     74,087,000
                                          ================    ================
Segment Profit:
     Restaurants                          $      5,717,000    $      5,855,000
     Equipment                                   2,436,000           2,221,000
     Other                                      (1,609,000)         (1,530,000)
                                          ----------------    ----------------
                                          $      6,544,000    $      6,546,000
                                          ================    ================
Segment Assets:
     Restaurants                          $     32,139,000    $     31,620,000
     Equipment                                  24,782,000          21,351,000
     Other                                      29,227,000          13,807,000
                                          ----------------    ----------------
                                          $     86,148,000    $     66,778,000
                                          ================    ================

There were no inter-segment sales or transfers during the first nine months of 1999 or 1998. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST NINE MONTHS 1999 RESULTS TO 1998 RESULTS

Nine month sales increased $4,661,000, gross profit increased $801,000, selling, general and administrative expense increased $555,000 and depreciation and amortization increased $248,000 resulting in an operating income decrease of $2,000. Interest expense decreased by $158,000, interest income increased by $86,000, other expense decreased by $44,000 and income taxes were credited by $13,938,000 resulting in an increase in net income of $14,224,000.

RESTAURANT DIVISION. Restaurant sales increased by $1,974,000, or 3.7%, and gross profit increased by $91,000, or 0.9%, in the first nine months of 1999 compared to the same period in the prior year. Operating income decreased
$138,000,   or  2.4%,  after  deducting  an  increase  in  selling  general  and administrative expense of $94,000 and an increase in depreciation and amortization of $135,000. The sales increase was mainly due to an increase in same store sales of $1,494,000, or 3.5%, sales from the opening of new Bickford's Restaurants of $1,917,000 partially offset by a decrease in sales due to closed Restaurants of $1,214,000. The Company was unable to renew the expiring Howard Johnson Restaurant lease and as a result first nine month sales and operating results were negatively impacted by $1,108,000 and $173,000 respectively compared to the same period in the prior year. Customer counts at Restaurants operated in both periods decreased 0.5%.

As a result of the sales increase, partially offset by a 0.5% decrease in the gross profit percentage from 17.9% to 17.4%, restaurant gross profit increased by $91,000, or 0.9%, in the first nine months of 1999 compared to the same period in 1998. The decrease in the gross profit percentage was mainly the result of an increase in labor cost of 0.8% attributable to higher average hourly rates caused by a competitive labor market and higher levels of staffing during peak business periods in order to provide better service to customers

Restaurant selling, general and administrative expense increased by $94,000, or 6.1% during the first nine months of 1999.

Restaurant depreciation and amortization increased by $135,000, or 6.1% during the first nine months of 1999. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $138,000 or 2.4% in the first nine months of 1999.

CUES DIVISION. Cues's sales increased by $2,687,000, or 13.2%, in the first nine months of 1999 compared to the same period in the prior year. The primary reason for the sales increase was an increase in sales of truck-mounted systems and sales by Cues B.V. The nine month increase reversed the decline in the first quarter ended March 31, 1999, as customers continued to recognized the benefits of Cues's equipment and Cues was able to increase the number of truck units delivered. As a result of the sales increase and a 0.6% decrease in the gross profit percentage from 31.5% in the first nine months of 1998 to 30.9% in the first nine months of 1999, gross profit increased by $710,000, or 11.1%, in the first nine months of 1999. Operating income increased by $215,000, or 9.7%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $382,000, or 10.2%, and an increase in depreciation and amortization expense of $113,000, or 27.0%. The increase in expenses in the first nine months of 1999 compared to the corresponding period in the prior year is primarily attributable to increases in wages resulting from both rate and headcount increases, sales and marketing expenses including an increase in west coast sales efforts, where a satellite service and sales office was established and facility costs increases. Subsequent to June 30, 1999, Cues entered into a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of software to municipalities. The agreement provides for the interchange of data between the Cues DataCap 3.0 Pipeline Data Collection Software and the Hansen Infrastructure Management Solution Software. This agreement will assure both present and future users of Hansen and Cues software the ability to easily import and export files between the two database programs. We anticipate that this will lead to additional truck and computer software sales.

CORPORATE. Corporate general and administrative expenses increased by $79,000, or 5.2%, during the first nine months of 1999. Interest expense decreased by $133,000, or 27.6%, due to a lower average debt balance in 1999. Interest and other income increased by $124,000, or 30.8%, and $7,000 respectively in the first nine months of 1999 compared to the same period in 1998.

During the first nine months of 1999, the Company recorded an income tax benefit of $11,291,000 resulting from recording a deferred income tax benefit of $12,069,000 (see Note 5) and a current income tax expense of $778,000. This compares to income tax expense of $2,647,000 in the first nine months of 1998 resulting from a deferred income tax expense of $1,870,000 and a current income tax expense of $777,000. The Company will continue to pay taxes at the rate of approximately 11%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the first nine months ended September 30, 1999 were $4.05 and 3.64 respectively. The basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 1999 were 4,391,000 and 4,889,000, respectively. This compares to basic and diluted earnings per share of $0.77 and $0.69 per share, respectively for the corresponding period in 1998 when there were basic and diluted weighted average shares outstanding of 4,593,000 and 5,145,000, respectively. The decrease in the diluted weighted average shares outstanding in the first nine months of 1999 compared to the first nine months of 1998 resulted mainly from the repurchase of Common Stock during 1998 and 1999 and to a lesser extent a decrease in the average stock market price during the first nine months of 1999 compared to the corresponding period in 1998. The average stock market price for the first nine months of 1999 was $11.16 compared to an average of $11.87 in the corresponding period of 1998. A decrease in the stock price results in a slight decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.


COMPARISON OF THIRD QUARTER 1999 RESULTS TO 1998 RESULTS

Three-month sales increased $3,161,000, gross profit increased $687,000, selling, general and administrative expense increased $126,000 and depreciation and amortization increased $87,000 resulting in an operating income increase of $474,000. Interest expense increased by $5,000, interest income increased by $97,000, other expense decreased by $11,000 and income taxes decreased by $13,852,000 resulting in an increase in net income of $14,429,000.

RESTAURANT DIVISION. Restaurant sales increased by $1,236,000, or 6.5%, and gross profit increased by $293,000, or 8.1%, in the third quarter of 1999 compared to the same period in the prior year. Operating income increased
$194,000,   or  8.3%,  after  deducting  an  increase  in  selling  general  and administrative expense of $53,000 and an increase in depreciation and amortization of $46,000. The sales increase was mainly due to an increase in same store sales of $861,000, or 5.7%, sales from the opening of new Bickford's Restaurants of $663,000 partially offset by a decrease in sales due to closed Restaurants of $363,000. The Company was unable to renew the expiring Howard Johnson Restaurant lease and as a result third quarter sales and operating income were negatively impacted by $363,000 and $61,000 respectively compared to the same period in the prior year. Customer counts at Restaurants operated in both periods increased 1.1%.

As a result of the sales increase and a 0.3% increase in the gross profit percentage from 19.1% to 19.4%, restaurant gross profit increased by $293,000, or 8.1%, in the third quarter of 1999 compared to the same period in 1998. The increase in the gross profit percentage was mainly the result of an increase in menu prices that offset increased costs.

The increase in sales is a result of a higher average guest check during the quarter, which is due to an increase in menu prices, suggestive selling and increased customers.

Restaurant selling, general and administrative expense increased by $53,000, or 10.3%, during the third quarter of 1999.

Restaurant depreciation and amortization increased by $46,000, or 6.2%, during the third quarter of 1999. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income increased by $194,000 or 8.3%, in the third quarter of 1999.

CUES DIVISION. Cues's sales increased by $1,925,000, or 29.0%, in the third quarter of 1999 compared to the same period in the prior year. The primary reason for the sales increase was an increase in sales of truck-mounted systems. As a result of the sales increase and a 2.7% decrease in the gross profit percentage from 32.4% in the third quarter of 1998 to 29.8% in the third quarter of 1999, gross profit increased by $394,000, or 18.3% in the third quarter of 1999. Operating income increased by $278,000, or 41.4%. Included in the increase in operating income is the effect of an increase in selling, general and administrative expense of $75,000, or 5.6%, and an increase in depreciation and amortization expense of $41,000, or 27.7%.

CORPORATE. Corporate general and administrative expenses decreased by $2,000 during the third quarter of 1999. Interest expense increased by $28,000. Interest income increased by $110,000 in the third quarter of 1999 compared to the same period in 1998.

During the third quarter of 1999, the Company recorded an income tax benefit of $12,728,000 resulting from recording a deferred income tax benefit of $13,061,000 and a current income tax expense of $333,000. This compares to income tax expense of $1,124,000 in the third quarter of 1998 resulting from a deferred income tax expense of $741,000 and a current income tax expense of $383,000.

EARNINGS PER SHARE. Basic and diluted earnings per share for the third quarter ended September 30, 1999 were $3.58 and $3.22 respectively. The basic and diluted weighted average number of shares outstanding for the three months ended September 30, 1999 were 4,385,000 and 4,854,000, respectively. This compares to basic and diluted earnings per share of $0.27 and $0.25 per share, respectively for the corresponding period in 1998 when there were basic and diluted weighted average shares outstanding of 4,556,000 and 5,042,000, respectively. The decrease in the diluted weighted average shares outstanding in the third quarter of 1999 compared to the third quarter of 1998 resulted mainly from the repurchase of Common Stock during 1998 and 1999. The average stock market price for the third quarter of 1999 was $12.39 compared to an average of $10.48 in the corresponding period of 1998.

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

During 1998, the Restaurant division installed new accounting systems that are fully operational and are year 2000 compliant. With the exception of three Restaurants that do have compliant point of sale systems, the other restaurant locations do not currently utilize point of sale registers and therefore computer programming changes are not required. Peripheral hardware and software and equipment at each restaurant location and the Restaurant head office are being evaluated for year 2000 compliance.

Cues is currently in the final testing phase of its manufacturing and accounting software, which is the critical component for the planning, purchasing, manufacturing and sale of its products. All known functions within the software have been rewritten to be year 2000 compliant. Within various departments, Cues also utilizes computer hardware and peripheral programs that are separate and distinct from the accounting and manufacturing software. Examples include programs related to engineering design, spreadsheets, word processing, sales database tracking, etc. While not as critical to the ongoing nature of the business, Cues is currently assessing the effect of year 2000 on each hardware and software component. Cues does not utilize any computer aided machinery in its production process.

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

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at September 30, 1999 and December 31, 1998 was $1,541,000 and $1,587,000. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first nine months of 1999, the Company had cash flow from operations of $4,609,000. The cash from operations, long-term debt borrowings of $1,463,000 and proceeds from the exercise of common stock options totaling $25,000 funded the acquisition of property, plant and equipment totaling $3,408,000, a business acquisition totaling $778,000, the purchase of Common Stock totaling $1,914,000 and the repayment of capital leases obligations of $43,000. During the first nine months of 1999, current assets increased by $5,303,000 primarily due to an increase in Cues's inventory, an increase in Cues's accounts receivable and Corporate advances to a related party. The Cues inventory increase of $1,910,000 resulted from an increase in work in process inventory to support an increase in production of truck-mounted systems and trucks used for sales and product demonstrations. The increase in Cues accounts receivable of $1,051,000 resulted mainly from the large sales volume in the month of September 1999. Also included in current assets is an increase in an account receivable from a related party totaling $3,083,000 at September 30, 1999 (see Note 3). Partially offsetting the increase in current assets, current liabilities increased $1,874,000 mainly due to an increase in accounts payable and accrued expenses. Current liabilities contains the remaining $561,000 payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock.

During the first nine months of 1998, the Company had cash flow from operations of $7,321,000. The cash from operations funded the acquisition of property, plant and equipment totaling $4,282,000, the payment of long-term debt of $1,384,000, the repayment of capital leases obligations of $92,000, the investment in a related party note receivable of $135,000 and the purchase of Common Stock of $1,953,000. During the first nine months of 1998, current assets increased by $840,000 primarily due to a $847,000 increase in Cues's accounts receivable, an increase in prepaid expenses of $174,000 partially offset by a $437,000 decrease in Cues's inventory. Current liabilities increased $930,000 mainly due to a reduction in Bickford's accounts payable, an increase in accrued expenses and an increase in the current portion of long-term debt.

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


ITEM 3.  OTHER INFORMATION

           None

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K

         27.1       Financial Data Schedule

  (b)    Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ELXSI CORPORATION
                                    --------------------------------------------
                                                     (Registrant)



Date: November 5, 1999              /s/ ALEXANDER M. MILLEY
                                    --------------------------------------------
                                    Alexander M. Milley, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: November 5, 1999              /s/ DAVID M. DOOLITTLE
                                    --------------------------------------------
                                    David M. Doolittle, Vice President,
                                     Treasurer and Secretary (Chief Accounting
                                     Officer and Principal Financial Officer)