Form 10-K
period 1999-12-31
ELXSI CORP /DE//
filed 2000-03-30
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C 20549
                            ----------
                             FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1999
                                     -----------------
                                OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_____________________ to____________________

                          Commission file number 0-11877
                                                 -------
                              ELXSI CORPORATION
                      ---------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 77-0151523
------------------------------------           -----------------------
  (State or other jurisdiction of incorporation or organization)
         (I.R.S. Employer Identification No.)

    3600 RIO VISTA AVENUE, SUITE A, ORLANDO FL            32805
-------------------------------------------------      -----------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:     (407) 849-1090
                                                     --------------------
Securities registered pursuant to Section 12(b) of the Act:
      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------        -----------------------------------------
          None                                       Not Applicable

Securities registered pursuant to Section 12(g)of the Act:

  COMMON STOCK, PAR VALUE $0.001, AND ASSOCIATED COMMON STOCK PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of class)

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 9, 2000, as reported by NASDAQ, was $37,312,044. On March 9, 2000, the Registrant had outstanding 4,287,938 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in May 2000 are incorporated by reference into Part III.

This Annual Report on form 10-K (this "10-K") includes forward-looking statements, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section (Item 7 herein). Additional written or oral forward-looking statements may be made by or on behalf of the Company from time to time, in filings with the Securities and Exchange Commission, in press releases and other public announcements, or otherwise. All such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, losses and cash flows, plans for future capital and other expenditures, plans for future operations, financing needs or plans, plans relating to products or services, estimates concerning the effects of litigation or other disputes, as well as expectations and assumptions relating to any or all of the foregoing, relating to the Company, its subsidiaries and/or divisions.

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

                              PART I


ITEM 1.  BUSINESS

GENERAL

ELXSI Corporation (the "Company") is a Delaware corporation with a wholly-owned subsidiary ELXSI, a California corporation ("ELXSI"). ELXSI's operations consist of two business segments: restaurant operations and equipment manufacturing.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 restaurants operating under the Howard Johnson's name, located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000 (including transaction fees and costs).

Between 1991 and 1998, ELXSI sold six of its Howard Johnson's restaurants and converted five of the remaining six Howard Johnson's into Bickford's Family Restaurants. During the same period, ELXSI opened 14 new Bickford's Family Restaurants ("Bickford's") and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted nine Abdow's into Bickford's, sold two Abdow's and closed another Abdow's. During 1999, the Howard Johnson's lease expired and the restaurant was closed, two new Bickford's Restaurants were opened in Somerville, Massachusetts and Warwick, Rhode Island, and one Abdow's was converted to a Bickford's. As of December 31, 1999, ELXSI operated 61 Bickford's and 3 Abdow's Restaurants in its Bickford's Family Restaurant division (the "Restaurants" or "Restaurant Division"). As used herein the term "Restaurants" refers to the Bickford's, Abdow's and Howard Johnson's Restaurants owned and operated in the Restaurant Division.

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

RESTAURANT DIVISION

Restaurant Division sales were $73,916,000, $71,517,000 and $65,198,000 in 1999,
1998 and 1997, respectively, representing 71.0%, 72.6% and 75.0% of the total sales of the Company during 1999, 1998 and 1997, respectively.

The Restaurants are family-oriented and offer full-service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low-to-moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $3.29 and $8.99, with the average customer check being approximately $5.93, $5.68, and $5.52 in 1999, 1998 and 1997, respectively. Major categories of menu items are pancakes, waffles, french toast, eggs and omeletts, "country" dinners, soups and side orders, salads, hamburgers, sandwiches, and desserts. Breakfast items and coffee have accounted for approximately 70% of all food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week. Most Restaurants are generally open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends, with some open 24 hours on the weekends and others open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families, and to a lesser extent senior citizens, who tend to be attracted to the high-quality, low-to-moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. The Company believes that repeat business accounts for a majority of Restaurant sales.

Each of the Bickford's Restaurants generally consists of a free standing building that covers approximately 2,700 to 7,400 square feet, and all are typically located adjacent to major roads and highways and/or shopping malls. Nearly all of the Restaurants contain two dining areas designated as smoking and non-smoking. At December 31, 1999, 14 of the Restaurant buildings were owned, while the remaining 50 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 90 to 257 people. Eight of the Bickford's Restaurants provide counter service.

RESTAURANT EXPANSION AND RENOVATION

Capital expenditures during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                           1999           1998           1997
                                        -----------    -----------   -----------
Expansion                               $1,327,000     $  942,000     $  725,000
Conversions                                148,000             --             --
Purchase leased property                        --        641,000        635,000
Renovation                                      --        279,000        255,000
Replacement due to fire loss                    --             --        517,000
Refurbishment & equipment
  replacements                           2,289,000      1,887,000      1,695,000
                                        ----------     ----------     ----------
                                        $3,764,000     $3,749,000     $3,827,000
                                        ==========     ==========     ==========

Earnings from operations funded the majority of the above capital expenditures. The purchases of the leased properties were primarily made with the proceeds of mortgage financings.

The Company currently plans to spend approximately $2,300,000 for renovations, refurbishments and equipment replacements and approximately $3,700,000 for Restaurant expansion and additions during 2000. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

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

Sales at same Bickford's Restaurants increased 3.1% in 1999 (51 Restaurants), increased 6.2% in 1998 (48 Restaurants), and increased 4.2% in 1997 (41 Restaurants) over the prior year's sales. Customer counts at these same Restaurants decreased 0.9% in 1999, increased 3.2% in 1998 and decreased 1.0% in 1997 over the prior year's counts.

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

RESTAURANT MANAGEMENT AND SUPERVISION

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during Restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. The Bickford's Division has ten district managers who, between them, cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives, which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and restaurant profitability.

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

COMPETITION

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains, many of whom are larger and have greater financial resources than the Company. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with its low-to-moderately-priced menu items, will continue to attract customers. In recent years there has been an increase in the number of restaurants offering buffet-style dining in New England. The Company believes that the freshness of its food and its reasonable pricing compare favorably to these buffet concepts.

EMPLOYEES

At December 31, 1999, the Restaurant Division employed 2,864 persons, of which 2,272 were part-time hourly employees, 357 were full-time hourly employees and 235 were salaried personnel. This is an increase of 4.1% (112 people) over the number of employees as of December 31, 1998. None of the Restaurant Division's employees are represented by a union.

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

CUES DIVISION

The Cues Division sales were $30,227,000, $27,049,000 and $21,747,000 in 1999,
1998 and 1997, respectively, representing 29.0%, 27.4%, and 25.0% of the total sales of the Company during 1999, 1998 and 1997, respectively.

Cues manufactures systems which utilize closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures unnecessarily burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network the treatment plant may become overwhelmed, resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. Cues also designs and sells a range of portable systems that may be hand carried or mounted on a wheeled dolly for ease of transport to difficult access locations. In addition, Cues provides product servicing and replacement parts for its customers. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not directly engaged in the service business of maintaining and repairing sewer lines but primarily focuses on designing and manufacturing equipment.

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

Cues also manufactures and sells a line of remotely-operated robotic cutting devices. These cutting devices reinstate or open lateral sewer lines, which are smaller-diameter pipes leading from residences or businesses into the main sewer pipes. The laterals become blocked during the insite process of relining the walls of mainline pipes with various resin based cured in place materials.

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

The sealing module manufactured by Cues is used to repair sewer lines where infiltration or inflow of water occurs through leaking joints and pipe fractures. Repairs can last 20 years or more, depending upon the structural soundness of the sewer line or repaired joints. Cues's sealing equipment is not designed to repair a severely damaged or collapsed pipe, which must be excavated and replaced in the traditional manner or repaired by the use of other sewer line repair technologies such as relining. However, Cues's Kangaroo (TM) cutting system is used integrally in the structural, in-line methods of repairing collapsed sewer lines. Cues has also developed a line of equipment for use in the inspection, but not the repair, of underground water wells, dams, industrial pipe, potable water lines and large-pipe storm drains.

Cues designed and wrote DataCap 3.0(TM) software, a data collection program, which offers the truck operator the ability to electronically grab still frame picture images and capture video clips of pipe conditions. The images along with other inspection data such as site address, manhole information, defect severity, slope inclination or gradient, footage and chemical sealing information is stored in a database format and may be transmitted via internet or sent via facsimile for remote review. The data can also be sorted, searched and printed on reports that include pictures, graphs and text. The advantage of a computer program over the traditional videotape is primarily time savings for the city engineers who are required to review inspection reports and catalog pipe conditions. The DataCap is designed to operate on Windows95(TM), Windows98(TM) and WindowsNT(TM). By hiring in house software engineers to design and write the computer code, management believes Cues has an advantage over competing products by allowing Cues to be more responsive to customer requests for customized reports and features. The DataCap software is installed on computer hardware designed and built by Cues to be shock mounted and rugged for the truck environment. During 1999, Cues signed a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of asset management software to municipalities. The agreement provides for the interchange of data between the DataCap and the Hansen Infrastructure Management Solution Software. This agreement will assure both present and future users of Hansen and Cues software the ability to easily import and export files between the two database programs.

PRODUCT SERVICING, REPLACEMENT PARTS AND CHEMICALS

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Milpitas, California; Toronto, Canada; and Maastricht, The Netherlands. In Orlando, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles, generators, etc., furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $547,000, $185,000 and $146,000, during the years 1999, 1998 and 1997, respectively. The increase was related to a specific product that the company does not anticipate will carry over into future periods.

PRODUCT DEVELOPMENT

Cues has an ongoing program to improve its existing products and to develop new products. During the 12 months ended December 31, 1999, 1998 and 1997, approximately $264,000, $360,000 and $217,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 2000, Cues currently plans to spend approximately $250,000 (exclusive of such personnel expenses) for product development activities.

SOURCE AND AVAILABILITY OF RAW MATERIALS

Cues manufactures certain components of its system and purchases others. Purchased components include television camera modules, monitors, video recorders, and vehicles, all of which are available from a number of sources. These purchases from suppliers are done on a purchase order basis and without any long-term commitments or contracts.

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

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more than 5% of Cues's 1999, 1998 or 1997 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American Customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 1999, 1998 and 1997, export sales to foreign countries represented approximately 14%, 13% and 12% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, the currency and payment risk are minimized.

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

ACQUISITION

During June 1999, Cues acquired the inventory and other assets associated with a competitor's product line for $778,000. The other assets include tangible and intangible assets including the trade names, patents, customer and vendor lists, product literature and engineering drawings. The intangible assets are being amortized over ten years

EMPLOYEES

At December 31, 1999 Cues had 180 full and part-time employees. This includes three employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

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

ITEM 2.  PROPERTIES

ELXSI leases land and/or buildings at 50 of its 64 restaurants, under lease agreements expiring (including extension options) on various dates through 2032. The majority of these leases are "triple net", requiring ELXSI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments plus a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 1999:

                          BICKFORD'S    ABDOW'S      TOTAL
                          ----------    -------      -----
  Massachusetts:  Owned      10           --           10
                  Leased     28            2           30

  Connecticut:    Owned       2           --            2
                  Leased      7            1            8

  Rhode Island:   Owned      --           --           --
                  Leased      6           --            6

  New Hampshire:  Owned       2           --            2
                  Leased      5           --            5

  Vermont:        Owned      --           --           --
                  Leased      1           --            1

  Total:          Owned      14           --           14
                  Leased     47            3           50

ELXSI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for its Restaurant Division management and administrative headquarters. ELXSI also owns a 48,000 square foot office and manufacturing facility in Orlando, Florida, of which 36,000 square feet are currently being utilized by its Cues Division for manufacturing, while the remaining 12,000 square feet are being utilized for Cues and Corporate selling, general, and administrative functions. The old Cues Division facility consisting of 26,000 square feet is being partially used for manufacturing and storage, while approximately 2,000 square feet are being rented as office space. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, The Netherlands and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

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

There were no matters submitted to vote of stockholders during the fourth quarter of 1999.

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

                                    1999                    1998
                                  --------                --------
                             HIGH        LOW         HIGH         LOW
                           --------    --------    --------    --------
First Quarter             $ 13.000     $ 9.750    $ 17.750    $ 10.063
Second Quarter              11.625       9.750      14.750       9.500
Third Quarter               14.750       8.531      12.500       8.750
Fourth Quarter              14.750       9.563      13.625       8.125

On March 9, 2000, the reported last sale price for the Company's Common Stock was $14.00 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

As of March 9, 2000 there were 334 holders of record of the Company's Common Stock.

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

STOCK TRANSFER AGENT

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6. SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)


                                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                   1999         1998         1997        1996          1995
                                               -----------  -----------  -----------  -----------  ---------
NET SALES                                      $ 104,143    $  98,566    $  86,945    $  82,743    $  74,674
COSTS AND EXPENSES:
  Cost of sales                                  (81,703)     (77,327)     (68,406)     (66,603)     (58,347)
  General and administrative                      (9,014)      (9,269)      (7,924)      (7,362)      (7,484)
  Depreciation and amortization                   (3,870)      (3,529)      (3,176)      (2,775)      (2,206)
  Interest income                                    801          583        1,287          111          125
  Interest expense                                  (832)        (807)      (1,420)      (1,495)      (1,767)
  Other (expense) income                            (293)        (193)        (239)         432           65
  Benefit (provision) for income taxes            11,118       (3,234)       7,312        2,332         (514)
                                               ---------    ---------    ---------    ---------    ---------

Net income                                     $  20,350    $   4,790    $  14,379    $   7,383    $   4,546
                                               =========    =========    =========    =========    =========

Net income per common share
  Basic                                        $    4.75    $    1.09    $    3.19    $    1.60    $    0.98
                                               =========    =========    =========    =========    =========
 Diluted                                       $    4.25    $     .98    $    2.98    $    1.56    $    0.92
                                               =========    =========    =========    =========    =========

Weighted average number of common and
  common equivalent shares
  Basic                                            4,283        4,400        4,504        4,606        4,654
  Assumed conversion of options and warrants         508          486          328          139          282
                                               ---------    ---------    ---------    ---------    ---------
  Diluted                                          4,791        4,886        4,832        4,745        4,936
                                               =========    =========    =========    =========    =========

Dividends                                              0            0            0            0            0
                                               =========    =========    =========    =========    =========
OTHER DATA:

Working capital                                $  20,337    $  11,216    $  12,095    $   8,649    $   2,438
Total assets                                      89,851       66,636       67,661       61,143       48,772
Capitalized leases and long term debt             12,903        8,665       12,354       20,704       14,924
Stockholders' equity                              63,877       45,560       43,172       28,913       22,714

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


YEAR ENDED DECEMBER 31, 1999


RESTAURANT DIVISION. The Restaurants had sales of $73,916,000, cost of sales of $60,648,000, selling, general and administrative expenses of $2,117,000 and depreciation and amortization expense of $3,146,000, which yielded operating income of $8,005,000. In addition, the Restaurants had $169,000 of interest expense related primarily to mortgage loans and capital leases, and other expense of $97,000 related to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $7,739,000.

CUES DIVISION. Cues had sales of $30,227,000, cost of sales of $21,055,000, selling, general and administrative expenses of $5,563,000 and depreciation and amortization expense of $724,000, which yielded operating income of $2,885,000. In addition, Cues had $155,000 of interest expense, $24,000 of interest income and $8,000 of other expense, resulting in income before taxes of $2,746,000.

CORPORATE. Corporate general and administrative expenses were $1,334,000. The major components of these expenses were the $650,000 in management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see Note 6 of the Consolidated Financial Statements), the $220,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 10 of the Consolidated Financial Statements and the Company's proxy statement for further information), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Under the terms of the Cadmus management agreement, Cadmus provides ELXSI with advice and services with respect to its business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research; (n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. It is through the Cadmus management agreement that the Company is provided the non-director services of: Mr. Milley (except in his capacity as President of Cues, for which he is directly compensated by ELXSI), the Company's Chairman of the Board, President and Chief Executive Officer; and Kevin P. Lynch, a Vice President and Director of the Company.

Corporate interest income was $777,000, consisting primarily of interest on loans to related parties. Corporate interest expense was $508,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is Bank of America, N.A. ("BofA"); Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 1999, the Company recorded a current consolidated tax provision of $1,036,000 and a deferred tax benefit of $12,154,000, resulting in a net income tax benefit of $11,118,000. Management evaluates the likelihood of future earnings during the remaining life of its net operating loss and tax credit carryforwards and the anticipated realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record.

The Company's 1999 review of its deferred tax asset valuation allowance indicated that it is more likely than not that additional carryforward tax benefits will be realized, due to the Company's historical, continued and increasing profitability and the significantly reduced possibility of an ownership change brought about as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder (see the Company's most recent Proxy Statement for further information). Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the valuation allowance by $12,154,000 during 1999. The resulting net deferred tax asset of $21,170,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining life. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, the ability of the company to realize budgeted future taxable income, and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with sections 382 and 383 of the Internal Revenue Code (IRC). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur - and no assurance can be given that one will not occur - factors such as the number of common shares issued and outstanding, the market price of such shares, and short term treasury rates, would be used under the current tax laws to determine the amount of the tax loss and credit carryforwards that can be utilized each year

Recording the deferred tax benefit in 1999 resulted in an increase in net income and basic earnings per share of $12,154,000 and $2.84 ($2.54 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 1999 basic and diluted earnings per share were $4.75 and $4.25, respectively. The 1999 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,283,000 and 4,791,000, respectively. The average stock price during 1999 was $11.36 and the market price at December 31, 1999 was $12.88.


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

CORPORATE. Corporate general and administrative expenses were $1,998,000. The major components of these expenses were the $900,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 10 to the Consolidated Financial Statements and the Company's most recent Proxy Statement for further information), the $623,000 in management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Corporate interest expense was $596,000, consisting primarily of the interest charges on senior bank debt with BofA. The Company's senior bank debt lender is BofA; Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

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

Recording the deferred tax expense in 1998 resulted in a decrease in net income and basic earnings per share of $2,027,000 and $0.46 ($0.41 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 1998 basic and diluted earnings per share were $1.09 and $.98, respectively. The 1998 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,400,000 and 4,886,000, respectively. The average stock price during 1998 was $11.44 and the market price at December 31, 1998 was $12.63.


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

CORPORATE. Corporate general and administrative expenses were $1,799,000. The major components of these expenses were the $750,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 10 to the Consolidated Financial Statements and the Company's most recent Proxy Statement for further information), the $575,000 of management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, Corporate and Bickford's audit expenses, and stockholder services and financial reporting expenses.

Corporate interest expense was $1,184,000, consisting of senior bank debt interest. Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 1997, the Company recorded a current consolidated tax provision of $850,000 and a deferred tax benefit of $8,162,000, resulting in a net income tax benefit of $7,312,000. At

December 31, 1996, management believed that the Company would have a cumulative stock ownership change of 50% or more during 1997. At December 31, 1997, management believed the possibility of a change of ownership occurring in 1998 was less likely due to bylaw provisions approved by the stockholders in May 1997 to help limit such changes as well as the passage of time in the three-year window of ownership change calculation. As a result, in 1997, the Company reduced the valuation allowance by a net $8,162,000, which increased the deferred tax asset from $2,881,000 at December 31, 1996 to $11,043,000 at December 31, 1997. The net deferred tax asset represents the amount of net operating loss and tax credit carryforwards which management believes were more likely than not to be realized in the future.

Recording the deferred tax benefit in 1997 resulted in an increase in net income and basic earnings per share of $8,162,000 and $1.81 ($1.69 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 1997 basic and diluted earnings per share were $3.19 and $2.98, respectively. The 1997 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,504,000 and 4,832,000, respectively. The average stock price during 1997 was $8.23 and the market price at December 31, 1997 was $11.50.


COMPARISON OF 1999 RESULTS TO 1998 RESULTS

Sales during 1999 increased by $5,577,000, or 5.7%, gross profit increased by $1,201,000, or 5.7%, selling, general and administrative expense decreased by $255,000, or 2.8%, and depreciation and amortization increased by $341,000, or 9.7%, resulting in an increase in operating income of $1,115,000, or 13.2%, in each case as compared to 1998. Interest expense increased by $25,000, or 3.1%, interest income increased by $218,000, or 37.4%, and other expense increased by $100,000, or 51.8%. In 1999, the Company recorded an income tax benefit of $11,118,000 compared to an income tax expense of $3,234,000 in 1998. The above changes resulted in a increase in net income of $15,560,000, or 324.8%, in 1999 compared to 1998.

RESTAURANT DIVISION. Restaurant sales increased by $2,399,000, or 3.4%, in 1999. The sales increase is primarily attributable to an increase in the same store sales of $1,766,000, sales at new Restaurants of $2,495,000, partially offset by lost sales due to closed Restaurants and a decrease in customer count for all stores combined of approximately 1.1%. Same store Restaurant sales increased by $1,766,000, or 3.1%, mainly as a result of a menu price increase, partially offset by a decrease in customer counts of 0.9%. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit increased by $365,000, or 2.8%, and gross profit as a percentage of sales remained relatively flat between years. Labor costs as a percentage of sales increased by 0.8%, from 35.6% in 1998 to 36.4% in 1999, due to minimum wage increases, competitive economic pressures causing higher average rates of pay, and increased staffing during peak business periods in order to enhance customer service. Variable costs including advertising increased by

0.1%, while fixed costs decreased by 0.1% and food costs decreased by 0.7% as a percentage of sales in 1999 compared to 1998.

Restaurant selling, general and administrative expense decreased by $17,000, or 0.8%, during 1999 compared to 1998.

Restaurant depreciation and amortization expense increased by $174,000, or 5.9%, during 1999 as compared to 1998. Restaurant depreciation and amortization expense is anticipated to increase each year with the addition of new restaurants.

As a result of the above, Restaurant Division operating income increased by $208,000, or 2.7%, in 1999 compared to 1998.

CUES DIVISION. Cues's sales increased by $3,178,000, or 11.7%, in 1999 compared to 1998. As a result of this increase and a 0.5% decrease in Cues's gross profit percentage in 1999 compared to 1998, gross profit increased by $836,000, or 10.0%. Cues was able to increase sales volume in 1999 in the face of continuing competitive pressures. Customers appear to recognize the benefits of Cues's equipment, thereby permitting the Company to be more selective in its pricing during the competitive bidding process. Selling, general and administrative expenses increased by $426,000, or 8.3%, and depreciation and amortization expense increased by $167,000, or 30.0%. Approximately 42% of the increase in selling, general and administrative expenses was related to selling expenses with the remaining 58% related to general and administrative expense. The increase in selling expenses is primarily attributable to increases in wages resulting from both rate and headcount increases, sales volume-related commissions and an increase in West Coast sales efforts. The general and administrative expense increase is primarily attributable to increases in wages resulting from both rate and headcount increases, new facility costs, repairs and maintenance of computer hardware, and telephone expense. The net result of the above produced an increase in operating income of $243,000, or 9.2%, in 1999 compared to 1998.

CORPORATE. Corporate's general and administrative expenses decreased by $664,000, or 33.2%, during 1999 compared to 1998, mainly due to a decrease in the Bickford's management compensation accrual related to its Phantom Stock Option Plan, offset in part by a marginal increase in management fee expense. Phantom option expense was reduced in the fourth quarter as a result of revised estimates. The expense decreased from $900,000 in 1998 to $220,000 in 1999. Interest expense decreased by $88,000, or 14.8%, in 1999 compared to 1998. Interest income increased by $214,000, or 38.0% in 1999 compared to 1998, mainly due to interest due from the related party loan to Cadmus.


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

RESTAURANT DIVISION. Restaurant sales increased by $6,319,000, or 9.7%, in 1998. The sales increase is primarily attributable to an increase in the same store sales of $3,126,000 and sales at new Restaurants of $4,266,000, partially offset by sales lost due to closed Restaurants. Same store Restaurant sales increased by $3,126,000, or 6.2%, mainly as a result of an increase in customers and a menu price increase.

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

CUES DIVISION. Cues's sales increased by $5,302,000, or 24.4%, in 1998 compared to 1997. As a result of this increase and a 0.1% decrease in Cues's gross profit percentage in 1998 compared to 1997, gross profit increased by $1,617,000, or 24.1%. Cues was able to increase sales volume in 1998 without resorting to price reductions in the face of continuing competitive pressures. Selling, general and administrative expenses increased by $892,000, or 21.0%, and depreciation and amortization expense increased by $75,000, or 15.6%. Approximately 47% of the increase in selling, general and administrative expenses was related to selling expenses with the remaining 53% related to general and administrative expense. The increase in selling expenses is primarily attributable to increases in wages resulting from both rate and headcount increases, sales volume-related commissions and an increase in West Coast sales efforts, where a satellite service and sales office had recently been established. The general and administrative expense increase is primarily attributable to increases in wages resulting from both rate and headcount increases, new facility costs, repairs and maintenance of computer hardware. The net result of the above produced an increase in operating income of $650,000, or 32.6%, in 1998 compared to 1997.

CORPORATE. Corporate's general and administrative expenses increased by $199,000, or 11.1%, during 1998 compared to 1997, mainly due to an increase in the Bickford's management compensation accrual related to its Phantom Stock Option Plan and and, to a lesser extent, an marginal increase in management fee expense. Interest expense decreased by $588,000, or 49.7%, in 1998 compared to 1997.

YEAR 2000 COMPLIANCE

During 1999, the company successfully resolved all of its year 2000 issues (also known as the Y2K issue), which are the result of computer programs being written using two digits rather than four to define the applicable year. As a result, these programs may not have properly recognized the year 2000 (and subsequent dates) and errors may have resulted. The company instituted procedures to identify these computer programs as well as any non-information technology systems in place and modify or replace such systems so that they would function properly in the year 2000.

During 1998, the Restaurant division installed new accounting systems that are fully operational and are year 2000 compliant. Individual restaurant locations do not currently utilize point of sale registers and therefore computer programming changes are not required. Peripheral hardware and software and equipment at each restaurant location and the Restaurant's head office were evaluated and corrected for year 2000 compliance.

During 1999, Cues completed the modifications to its manufacturing and accounting software, which is the critical component for the planning, purchasing, manufacturing and sale of its products. All known functions within the software were rewritten to be year 2000 compliant. Within various departments, Cues also utilizes computer hardware and peripheral programs that are separate and distinct from the accounting and manufacturing software. Examples include programs related to engineering design, spreadsheets, word processing, and sales database tracking. While not as critical to the ongoing nature of the business, Cues assessed the effect of Y2K on each hardware and software component and made all necessary changes by the end of September 1999. Cues does not utilize any computer aided machinery in its production process.

The Company initiated formal communications with all of its significant suppliers to determine the extent to which the Company was vulnerable to potential third parties' failures to remediate their own year 2000 issues.

The Company expensed the costs to modify or replace computer applications, the majority of which were handled internally utilizing its normal information technology budget and personnel. The Company did not experience any significant increases in costs due to year 2000 conversions nor did it experience a decrease in the information technology budget upon completion of the conversion efforts. The Company will continue to incur salary expense, while the efforts of personnel will be directed towards other ongoing information technology projects in 2000.

Although the Company believes that it successfully avoided any significant disruption from the Year 2000 issue relating to the century rollover and leap year, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems encountered through suppliers, customers and other third parties with whom the Company deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.

INFLATION

Inflation and changing prices have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated unrestricted cash positions at December 31, 1999 and 1998 were $1,366,000 and $1,587,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During 1999, the Company had cash flow from operations of $9,901,000 which, along with the net borrowings of long-term debt of $4,532,000, proceeds from the exercise of stock options of $60,000 and sale of intangible asset of $145,000; funded the purchase of property, plant and equipment totaling $4,254,000; a related party loan of $7,487,000; acquisition of a competitor of $778,000; principal payments of other long-term debt totaling $270,000; purchase of Common Stock for $2,046,000; and principal payments on capital leases of $24,000. During 1999, current assets increased by $10,310,000, primarily due to a related party loan to Cadmus and partially due to an increase in Cues's accounts receivable and inventory. Current liabilities decreased in 1999 by $440,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1998, the Company had cash flow from operations of $11,280,000, which, along with the net borrowings of long-term debt of $500,000 and proceeds from the exercise of stock options of $26,000, funded the purchase of property, plant and equipment totaling $5,750,000; a related party loan of $135,000; net payments of the line of credit of $3,862,000; principal payments of other long-term debt totaling $217,000; the purchase of Common Stock for $2,432,000; and principal payments on capital leases of $110,000. During 1998, current assets decreased by $909,000, primarily due to the use of the restricted cash and cash equivalents for funding the Cues building renovation and expansion and a decrease in Cues's accounts receivable, partially offset by an increase in the Company's current deferred tax asset. Current liabilities increased in 1998 by $624,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

During 1997, the Company had cash flow from operations of $10,327,000 which, along with the net collection of related party notes receivable of $3,850,000 and net borrowings of long-term debt of $3,020,000, funded the purchase of property, plant and equipment totaling $5,435,000; net payments of the line of credit of $10,765,000; principal payments of other long-term debt totaling $74,000; the repurchase of Common Stock and Warrants to purchase Common Stock for $22,000; payment of deferred bank fees of $153,000; and principal payments on capital leases of $137,000. During 1997, current assets increased by $3,420,000, primarily due to the increase in restricted cash and cash equivalents and an increase in the Company's deferred tax asset. Current liabilities increased in 1997 by $141,000 (excluding the current portion of the long-term debt and current portion of long-term capital leases).

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund future operations, including the interest payments on bank debt. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

ITEM 7A. MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 1999, the Company has approximately $10.9 million in variable, market-rate based debt outstanding. As such the market risk is considered minimal (based upon a 10% increase or decrease in interest rates from their December 31, 1999 levels). The Company has elected to manage this risk by obtaining debt financing which allow it to select the most advantageous interest rate between either the prime rate or the Eurodollar rate plus 2%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1999, together with the report thereon of PricewaterhouseCoopers LLP dated March 3, 2000, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Since the beginning of 1998: (i) PricewaterhouseCoopers LLP, the Company's independent accountants engaged as the principal accountant to audit the Company's financial statements, has neither resigned (or indicated it has declined to stand for re-election after the completion of a current audit) or been dismissed, and (ii) no new independent accountant has been engaged by the Company as either the principal accountant to audit the Company's financial statements or as an independent accountant to audit a significant subsidiary of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1999 for the annual Meeting of Stockholders to be held in May 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1999 for the annual Meeting of Stockholders to be held in May 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1999 for the annual Meeting of Stockholders to be held in May 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 1999 for the annual Meeting of Stockholders to be held in May 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
1.  FINANCIAL STATEMENTS                                              NUMBER(S)
                                                                     -----------
    Report of Independent Accountants                                   F-1
    Consolidated Balance Sheets at December 31, 1999 and 1998        F-2 to F-3
    Consolidated Statements of Income for the
      three years ended December 31, 1999                               F-4
    Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1999                               F-5
    Consolidated Statements of Cash Flows for the three years
      ended December 31, 1999                                        F-6 to F-7
    Notes to Consolidated Financial Statements                       F-8 to F-28


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

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-k, dated March 19, 1999 (File no. 0-11877))

3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 9, 1999. (Incorporated herein by reference to the Company's Form S-8 Requested Status filed March 27, 2000 Registration No. 333-33300).

3.5 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 24, 1997 and filed on June 26, 1997 (File No. 0-11877)).

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit
              4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.5 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6 Form of Second Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

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

4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File no. 0-11877)).

4.18 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.19 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877))

10.1          The Company's 1987 Incentive Stock Option Plan as amended.
              (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

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

10.4 The Company's 1995 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 033-64205)).

10.5 The Company's 1996 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).

10.6 The Company's 1997 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statements filed January 30, 1998 (Registration No. 333-45381)).

10.7 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A Filed on April 17, 1998 (File No. 0-11877)).

10.8 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A Filed on April 23, 1999 (File No. 0-11877)).

10.9          The Company's 1999 Non Qualified Incentive Stock Option Plan.
              (Incorporated herein by reference to the Company's Form S-8 Requested Status filed March 27, 2000 Registration No. 333-33300).

10.10 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
              10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.11 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.14 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.17 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 3, 1989 (File No 0-11877)).

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

10.21 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

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

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing. (Incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

10.25 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.26 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959.

10.27 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BofA. (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

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

10.31 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BofA. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

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

10.37 Form of letter, dated June 1997 from ELXSI to Azimuth, DEI, CDI, and CDW. (Incorporated herein by reference to Exhibit C to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997 filed in respect of the Company's Common Stock)

10.38 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.39 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle.

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

                                  ELXSI CORPORATION


                                  BY:/s/ ALEXANDER M. MILLEY
                                     -----------------------------------
                                         Alexander M. Milley
                                         Chairman of the Board,President
                                         and Chief Executive Officer

Dated:   March  17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                             DATE

/s/ ALEXANDER M. MILLEY        Chairman of the Board,            March 17, 2000
--------------------------       President and Chief Executive
    Alexander M. Milley          Officer (Principal Executive
                                 Officer)


/s/ ROBERT C. SHAW             Director and Vice President       March 17, 2000
--------------------------
    Robert C. Shaw

/s/ DAVID M. DOOLITTLE         Vice President, Treasurer         March 17, 2000
--------------------------       and Secretary (Chief
    David M. Doolittle           Accounting Officer and
                                 Principal Financial Officer)

/s/ KEVIN P. LYNCH             Director and Vice President       March 17, 2000
--------------------------
    Kevin P. Lynch

/s/ FARROKH K. KAVARANA        Director                          March 17, 2000
--------------------------
    Farrokh K. Kavarana

/s/ DENIS M. O'DONNELL         Director                          March 17, 2000
--------------------------
    Denis M. O'Donnell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of ELXSI Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiaries ("the Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which requiref that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP




Tampa, Florida
March 3, 2000

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S



                                               December 31,  December 31,
                                                  1999         1998
                                               ------------  ------------
Current assets:

   Cash and cash equivalents                     $ 1,366      $ 1,587

   Accounts receivable, less allowance for
    doubtful accounts of $214 and $181 in 1999
    and 1998, respectively                         4,109        3,493

   Accounts receivable - related party             7,487           --

   Inventories                                    12,206       10,114

   Prepaid expenses and other current assets         280          292

   Deferred tax asset                              5,832        5,484
                                                  -------     -------

      Total current assets                        31,280       20,970

Property, buildings and equipment, net            32,444       31,888

Intangible assets, net                             5,507        5,163

Notes receivable - related party                   4,442        4,200

Deferred tax asset - noncurrent                   15,338        3,532

Other                                                840          883
                                                 -------      -------

   Total assets                                  $89,851      $66,636
                                                 =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31, December 31,
                                                   1999         1998
                                                 --------      ------
Current liabilities:
   Accounts payable                             $   3,267    $   3,526
   Accrued expenses                                 5,988        5,289
   Capital lease obligations - current                 51           52
   Current portion of long-term debt                1,637          887
                                                ---------    ---------

      Total current liabilities                    10,943        9,754

Capital lease obligations - non current             1,014        1,037
Long-term debt, net of discount                    10,201        6,689
Other non current liabilities                       3,816        3,596
                                                ---------    ---------

   Total liabilities                               25,974       21,076
                                                ---------    ---------

Commitments and contingencies (Note 8)                 --           --

Stockholders' equity:
  Preferred Stock, Series A Non-voting
   Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                       --           --
  Common Stock, par value $0.001 per share
    Authorized--60,000,000 shares
    Issued and outstanding--4,275,477
    at December 31, 1999 and 4,453,460
    at December 31, 1998                                4            5
  Additional paid-in-capital                      224,118      226,103
  Accumulated deficit                            (159,993)    (180,343)
  Accumulated other comprehensive income             (252)        (205)
                                                ---------    ---------
      Total stockholders' equity                   63,877       45,560
                                                ---------    ---------

   Total liabilities and stockholders' equity   $  89,851    $  66,636
                                                =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)


                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    1999         1998       1997
                                                 ---------    ---------   ---------
Net sales                                        $ 104,143    $  98,566    $  86,945

Costs and expenses:
   Cost of sales                                    81,703       77,327       68,406
   Selling, general and administrative               9,014        9,269        7,924
   Depreciation and amortization                     3,870        3,529        3,176
                                                 ---------    ---------    ---------

Operating income                                     9,556        8,441        7,439

Other income (expense):
   Interest income                                     801          583        1,287
   Interest expense                                   (832)        (807)      (1,420)
   Other expense                                      (293)        (193)        (239)
                                                 ---------    ---------    ---------

Income before income taxes                           9,232        8,024        7,067

Benefit (provision) for income taxes                11,118       (3,234)       7,312
                                                 ---------    ---------    ---------
Net income                                          20,350        4,790       14,379

Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustment             (47)           4         (109)
                                                 ---------    ---------    ---------
Comprehensive income                             $  20,303    $   4,794    $  14,270
                                                 =========    =========    =========


Net income per common share:
   Basic                                         $    4.75    $    1.09    $    3.19
                                                 =========    =========    =========
   Diluted                                       $    4.25    $     .98    $    2.98
                                                 =========    =========    =========

Weighted average number of common and
common equivalent shares:                            4,283        4,400        4,504
   Basic                                         =========    =========    =========
   Diluted (Note 10)                                 4,791        4,886        4,832
                                                 =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                                                             Accumulated
                                                                Additional     Accum-           Other
                                         Common Stock           Paid-In-      ulated       Comprehensive
                                        Shares   Dollars        Capital       Deficit      Income(Loss)
                                    ----------  ----------     ----------    ----------     -------------
Balance at December 31, 1996        4,660,869    $        5    $  228,520    $ (199,512)   $     (100)

Foreign currency translation
   adjustment, net of tax                  --            --            --            --          (109)
Purchase and retirement of
   Common Stock                        (2,000)           --           (22)           --            --
Exercise of Common Stock options
   to purchase Common Stock             2,100            --            11            --            --
Issuance of fractional shares              11            --            --            --            --
Net income                                 --            --            --        14,379            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1997        4,660,980             5       228,509      (185,133)         (205)

Foreign currency translation
   adjustment, net of tax                  --            --            --            --             4
Purchase and retirement of
   Common Stock                      (212,000)           --        (2,432)           --            --
Exercise of Common Stock options
   to purchase Common Stock             4,465            --            26            --            --
Issuance of fractional shares              15            --            --            --            --
Net income                                 --            --            --         4,790            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1998        4,453,460             5       226,103      (180,343)         (209)

Foreign currency translation
   adjustment, net of tax                  --            --            --            --           (47)
Purchase and retirement of
   Common Stock                      (189,288)           (1)       (2,045)           --            --
Exercise of Common Stock options
   to purchase Common Stock            11,242            --            60            --            --
Issuance of fractional shares              63            --            --            --            --
Net income                                 --            --            --        20,350            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1999        4,275,477    $        4    $  224,118    $ (159,993)   $     (252)
                                   ==========    ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                      1999        1998        1997
                                                    -------      -------    -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                          $ 20,350    $  4,790    $ 14,379
Adjustments to reconcile net
  income to net cash provided
  by operating activities:

   Depreciation and amortization                       3,870       3,529       3,176
   Amortization of deferred debt costs                    25          50          74
   Loss on disposal of equipment                          79         195          42
   Gain on sale of intangible                           (100)         --          --

(Increase) decrease in assets:
   Accounts receivable                                  (616)        494        (562)
   Inventories                                        (1,954)        264         639
 Prepaid expenses and other current assets                12         (89)         31
   Deferred tax asset                                (12,154)      2,027      (8,162)
   Other                                                (271)       (256)        101
(Decrease) increase in liabilities:
   Accounts payable                                     (259)       (908)       (497)
   Accrued expenses                                      699         284         356
   Other non current liabilities                         220         900         750
                                                    --------    --------    --------
   Net cash provided by operating activities           9,901      11,280      10,327
                                                    --------    --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:

   Business Acquisition                                 (778)         --          --
   Accounts receivable - related party                (7,487)         --          --
   Purchase of property, buildings and equipment      (4,254)     (5,750)     (5,435)
   Sale of Intangible Asset                              145          --          --
   Collection of notes receivable - related party         --          --       5,850
   Investment in notes receivable - related party         --        (135)     (2,000)
                                                    --------    --------    --------
   Net cash used in investing activities             (12,374)     (5,885)     (1,585)
                                                    --------    --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)


                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                            1999        1998       1997
                                                           ------      ------     ------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net borrowings (payments) on line of credit              4,532      (3,862)    (10,765)
   Borrowings of long-term debt                                --         500       3,020
   Payments of long-term debt                                (270)       (217)        (74)
   Purchase of Common Stock                                (2,046)     (2,432)        (22)
   Proceeds from exercise of Common Stock
    options                                                    60          26          11
   Payment of deferred bank fee                                --          --        (153)
   Principal payments on capital lease obligations            (24)       (110)       (137)
                                                         --------    --------    --------
   Net cash provided by (used in) financing activities      2,252      (6,095)     (8,120)
                                                         --------    --------    --------

(Decrease) increase in cash and cash equivalents             (221)       (700)        622

Cash and cash equivalents, beginning of period              1,587       2,287       1,665
                                                         --------    --------    --------
Cash and cash equivalents, end of period                 $  1,366    $  1,587    $  2,287
                                                         ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                             $    725    $    894    $  1,237
    Taxes                                                   1,106       1,278         856

NON CASH INVESTING ACTIVITIES:

During 1999, the Company converted approximately $242,000 of interest due from related parties to a note receivable.

In October 1997, the Company purchased a restaurant facility it was previously leasing, which was classified as a capital lease, in Marlboro, Massachusetts for approximately $635,000, $520,000 of which was financed with a mortgage note (see
Note 7).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1.   THE COMPANY

GENERAL. ELXSI Corporation (together with its subsidiary, the "Company") has historically operated principally through its wholly-owned California subsidiary, ELXSI. ELXSI's operating businesses consist of a Restaurant division in New England and an equipment manufacturer in Orlando, Florida.

RESTAURANT DIVISION. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants from Marriott Family Restaurants, Inc. These Restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

Between 1991 and 1998, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, opened 14 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed two of these Abdow's and converted nine of the remaining Abdow's into Bickford's Restaurants. During 1999 the remaining Howard Johnson's lease expired and the restaurant was closed. In addition, two new Bickford's Restaurants were opened in Somerville, Massachusetts and Warwick, Rhode Island and one Abdow's was converted into a Bickford's. As of December 31, 1999, ELXSI owned 61 Bickford's and 3 Abdow's Restaurants (the "Restaurants" or "Restaurant Division").

EQUIPMENT MANUFACTURER. On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to herein as "Cues" or "Cues Division".

Cues is engaged in the manufacturing and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and long-term debt approximates fair value primarily due to the short-term maturity of those instruments and the variable, market-rate based nature of the interest rates associated with the debt.

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

      Buildings                                  30 years
      Building improvements                      20 years
      Equipment, furniture and fixtures         3-7 years

Depreciation expense for 1999, 1998 and 1997 was $3,659,000, $3,348,000 and
$2,995,000, respectively.

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

INTANGIBLE ASSETS. The excess of cost over fair value of net assets acquired is amortized over a range of 10-35 years using the straight-line method. Amortization expense for each of 1999, 1998 and 1997 was $181,000, $150,000, and $150,000, respectively. Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks are amortized over 35 years using the straight-line method. Trademark amortization expense for 1999, 1998 and 1997 was $30,000, $31,000 and $31,000,
respectively.

DEFERRED DEBT COSTS. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 1999 and 1998, $79,000 and

$105,000, respectively, remained to be amortized over future periods. Amortization expense in 1999, 1998 and 1997 was $26,000, $50,000 and $74,000,
respectively.

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

CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable and notes receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

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

INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of "other assets and liabilities". Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes: the amount of income taxes for the year that would be paid by the Company (without their carryforwards) as determined by applying the provisions of the current tax law to the taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets (see Note 5).

ADVERTISING. Advertising costs, included in selling, general and administrative expense, are expensed as incurred and totaled $1,047,000, $973,000 and $1,028,000 in 1999, 1998 and 1997, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with option grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 10.

EARNINGS PER SHARE. The Company presents "basic" earnings per share, which is net income divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's common stock equivalents consist of employee and director stock options and warrants to purchase common stock.

NOTE 3. ACQUISITION

During June 1999, Cues acquired the inventory and other assets associated with a competitor's product line for $778,000. The other assets include tangible and intangible assets including the trade names, patents, customer and vendor lists, product literature and engineering drawings. The intangible assets are being amortized over ten years.

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT COMPONENTS

                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                    1999              1998
                                                ------------    -------------
Inventories:
   Raw materials and finished goods             $  7,960,000    $  6,924,000
   Work in process                                 4,246,000       3,190,000
                                                ------------    ------------
                                                $ 12,206,000    $ 10,114,000
                                                ============    ============
Property, buildings and equipment:
   Land                                         $  8,505,000    $  8,505,000
   Buildings and improvements                     19,591,000      18,495,000
   Buildings held pursuant to capital leases       1,234,000       1,234,000
   Equipment, furniture and fixtures              20,668,000      17,816,000
                                                  49,998,000      46,050,000
   Accumulated depreciation                      (17,554,000)    (14,162,000)
                                                ------------    ------------
                                                $ 32,444,000    $ 31,888,000
                                                ============    ============
Intangible assets:
    Excess of cost over fair value of
      net assets acquired                       $  5,849,000    $  5,249,000
    Trademarks                                     1,030,000       1,030,000
    Liquor licenses                                   40,000          85,000
                                                ------------    ------------
                                                   6,919,000       6,364,000
    Accumulated amortization                      (1,412,000)     (1,201,000)
                                                ------------    ------------
                                                $  5,507,000    $  5,163,000
                                                ============    ============


The excess of cost over fair value of net assets acquired, trademarks, and liquor licenses represent the value assigned to these intangible assets upon the acquisition of Restaurants and Cues by ELXSI.

                                                       1999           1998
                                                   -----------     ----------
Accrued expenses:
    Salaries, benefits and vacation                $ 2,091,000     $1,982,000
      Other taxes                                      907,000        848,000
      Common Stock reverse split payable               560,000             --
    Insurance                                          431,000        598,000
    Warranty                                           425,000        200,000
    Royalty                                            313,000        259,000
    Utilities                                          286,000        250,000
    Rents                                              254,000        243,000
    Professional fees                                  197,000        275,000
    Interest and bank fees                             110,000          3,000
    Other accruals                                     414,000        631,000
                                                   -----------     ----------
                                                   $ 5,988,000     $5,289,000
                                                   ===========     ==========

NOTE 5.   INCOME TAXES

Pre-tax income for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                1999         1998       1997
                                             ----------  ----------  ----------
      Domestic                               $9,064,000  $7,923,000  $6,938,000
      Foreign                                   168,000     101,000     129,000
                                             ----------  ----------  ----------
       Total                                 $9,232,000  $8,024,000  $7,067,000
                                             ==========  ==========  ==========

The components of income tax benefit (expense) related to earnings for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999        1998          1997
                                          ------------ -----------  ------------
      Current:
       Federal                             $ (185,000)  $ (207,000) $ (149,000)

       State and local                       (818,000)    (965,000)   (701,000)
       Foreign                                (33,000)     (35,000)          --
                                          -----------  -----------  -----------
                                           (1,036,000)  (1,207,000)   (850,000)
                                          -----------  -----------  -----------
      Deferred:
       Federal                             12,154,000   (2,027,000)  8,162,000
       State and local                             --           --           --
                                          -----------  -----------  -----------
                                           12,154,000   (2,027,000)  8,162,000
                                          -----------  -----------  -----------

      Total                               $11,118,000  $(3,234,000)  $7,312,000
                                          ===========  ===========  ===========

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax (liabilities) assets are comprised of the following at December 31, 1999 and 1998:

                                              1999           1998
                                         ------------    ------------
Fixed asset and other                    $ (1,077,000)   $ (1,103,000)
                                         ------------    ------------
 Gross deferred tax liabilities            (1,077,000)     (1,103,000)
                                         ------------    ------------

Accrued expenses and other                  2,558,000       2,548,000
Loss carryforwards                         47,460,000      65,842,000
Credit carryforwards                        2,680,000       1,775,000
                                         ------------    ------------
 Gross deferred tax assets                 52,698,000      70,165,000
                                         ------------    ------------

Deferred tax asset valuation allowance    (30,451,000)    (60,046,000)
                                         ------------    ------------
 Net deferred taxes                      $ 21,170,000    $  9,016,000
                                         ============    ============

At December 31, 1999 and 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $140 million and $194 million, respectively. The decrease in the net operating loss carryforwards primarily resulted from the expiration and the use of net operating loss carryforwards to offset 1999 estimated federal taxable income. As of December 31, 1999, the Company has tax credit carryforwards of approximately $1,624,000. These net operating loss and tax credit carryforwards expire as follows:

                                         Net Operating Loss     Tax Credit
                                           Carryforwards       Carryforwards
                                         ------------------    -------------

           2000                             66,375,000            269,000
           2001                             33,916,000              7,000
           2002                              5,836,000                 --
           2003                             14,118,000                 --
           2004                             18,941,000                 --
           2005 through 2014                   401,000          1,348,000
                                          ------------         ----------
                                          $139,587,000         $1,624,000
                                          ============         ==========


The Company also has alternative minimum tax credit carryforwards of approximately $1,056,000, which have an unlimited carryforward period.

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

During 1998, the Company amortized the deferred tax asset to income tax expense in the amount of $2,027,000. This reduced the net deferred tax asset to $9,016,000. During 1999, the Company reduced its deferred tax asset valuation allowance when it appeared more likely than not that additional carryforward tax benefits would be realized, due to the Company's historical, continued and increasing profitability and the significantly reduced possibility of an ownership change as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company recorded an additional deferred tax asset of $14,591,000. The Company amortized the deferred tax asset to income tax expense in the amount of $2,437,000. The resulting net deferred tax asset of $21,170,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining life. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

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

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                   1999       1998      1997
                                                 -------     -------   -------

Federal income tax rate                            34.0%      34.0%      34.0%
State income taxes, net of federal benefit          6.4        5.5        6.5
Changes in valuation allowance for deferred
   tax assets                                    (173.0)        --     (113.9)
Other                                               4.0        0.8        1.9
Recognition of net operating loss carryforward       --         --      (32.0)
                                                 -------    -------    -------
    Effective income tax rate                    (128.6)%   40.3%     (103.5)%
                                                 =======    =======    =======

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

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this loan were used to exercise its option to purchase 110,200 shares of the Company's Common Stock held by Bank America Capital Corporation (BACC) under an existing option and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. This note also bears interest at 1/2% above the Company's senior debt borrowing rate. On December 30, 1999, the due date of the loan, the loan principle and the accrued interest from December 30, 1996 to December 30, 1999, in the amount of $242,000, were consolidated and the due date was extended for an additional three years. The current principal of $1,151,000 and accrued interest from December 31, 1999 are due on December 30, 2002. The source of the loan funds was ELXSI's line of credit.

TRANSACTIONS WITH CADMUS CORPORATION. During 1999, the Company advanced Cadmus Corporation ("Cadmus") a total of approximately $7,487,000. The advances have been guaranteed by Cadmus and are fully secured by a portfolio of private and public company equities purchased with the proceeds of the advances. In addition, Alexander Milley, President and Chief Executive Officer of the Company, has personally guaranteed the amounts due from Cadmus. During 1999, the Company charged interest on the receivable at prime plus 2% and earned $243,000 of interest income. The President of the Company is the controlling shareholder of Cadmus; and certain officers, directors, and/or shareholders of Cadmus are officers and/or directors of the Company.

On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus under a two year note. On June 30, 1999, the loan was extended for an additional two years and currently matures on June 30, 2001. The loan bears interest at 15%, payable quarterly in arrears and is collateralized by an investment owned by Cadmus. ELXSI earned a 5%, or $100,000, closing fee, which was amortized to interest income utilizing the effective interest method over the original life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan.

ELXSI (as assignee of ELXSI Corporation) entered into a management agreement on September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997, the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 1999, 1998 and 1997, the Company was charged management fees of $650,000, $623,000 and $575,000, respectively. Cadmus also provides the Company with certain general and administrative services. At December 31, 1999 and 1998, ELXSI did not owe any amount to Cadmus under such management agreement.

TRANSACTIONS WITH AZIMUTH CORPORATION AND SUBSIDIARIES. On March 24, 1998, ELXSI borrowed $135,000 on it's supplemental line of credit with Bank of America, N.A.
(BofA) and loaned the proceeds to Azimuth Corporation (Azimuth), who purchased 10,000 shares of ELXSI Corporation's Common Stock from a third party. Certain of the officers, directors and stockholders of Azimuth are officers and directors of the Company. The loan matures on March 24, 2000 and bears interest at 15% per annum.

On December 30, 1996, ELXSI entered into a Recapitalization Agreement (the "Recapitalization Agreement") with Azimuth and its three wholly-owned subsidiaries: Contempo Design, Inc., Contempo Design West, Inc., and Delaware Electro Industries, Inc. (collectively referred to as the "Azimuth Subsidiaries"). Under the Recapitalization Agreement, ELXSI purchased from BofA three Azimuth Subsidiary revolving notes (the "Notes") which were scheduled to mature on December 31, 1996. The Notes had a combined face value of $6,650,000 and were purchased by ELXSI at an $800,000 discount. Under the Recapitalization Agreement, ELXSI received all contract rights and obligations held by BofA in relation to the Notes and, as a result, became the provider of a working capital line of credit for the Azimuth Subsidiaries, which ELXSI increased to $9,650,000 and extended through June 30, 1998. An Azimuth guaranty and substantially all of the assets of Azimuth and the Azimuth Subsidiaries secured the line of credit.

On June 16, 1997, the Azimuth Subsidiaries prepaid the outstanding face amount of the Notes due to ELXSI by utilizing the proceeds of a new line of credit obtained from a third party lender. The working capital line of credit extended by ELXSI to the Azimuth Subsidiaries was terminated upon such prepayment. During the period the Notes were outstanding, ELXSI earned approximately $938,000 of income from this transaction.


NOTE 7.   LONG-TERM DEBT

Long-term debt consists of the following:
                                                   DECEMBER 31,
                                               --------------------
                                                  1999       1998
                                               ----------  --------

    Bank Line of Credit with BofA,
    $9,000,000 available, interest due
    monthly at prime (8.5% at December 31
    ,1999) or 2% above Eurodollar rate
    (8.14% at December 31, 1999), maturing
    on June 30, 2001. The line of credit
    does not require minimum reductions in
    available credit. The line is
    collateralized by assets of ELXSI,
    including real estate, and the
    outstanding stock of ELXSI. The
    agreement provides for commitment fees
    of 0.3% on the unused portion of the
    line of credit. In addition, the
    agreementrestricts the payment of cash
    dividends by ELXSI to an amount not to
    exceed 50% of the excess cash flow (as
    defined).                                  $ 5,201,000  $  --

                                                     DECEMBER 31,
                                                  -----------------
                                                  1999         1998
                                                 --------   --------

    Supplemental Bank Line of Credit with
    BofA, $4,970,000 available, interest
    due monthly at prime 8.5% at December
    31, 1999) or 2% above Eurodollar rate
    (8.14% at December 31, 1999) maturing
    on June 30, 2001. The line of credit
    requires minimum reductions in
    available credit. The line may be
    utilized to repurchase securities of
    the Company, including stock, warrants
    and notes and is collateralized by
    assets of ELXSI, including real estate,
    and the outstanding stock of ELXSI. The
    agreement provides for commitment fees
    of 0.3% on the unused portion of the
    line of credit.                            3,525,000    4,194,000

    5 year mortgage payable on land and
    building located in Marlboro,
    Massachusetts with monthly installments
    of approximately $3,000 plus interest
    at 8.01% per annum. The balance of
    $347,000 is due on October 1, 2002.          446,000      480,000

    5 year mortgage payable on land and
    building located in Kingston,
    Massachusetts with monthly installments
    of approximately $2,800 plus interest
    at 8.25% per annum. The balance of
    $330,000 is due on August 25, 2003.          452,000      488,000


    15 year Orange County Industrial
    Development Authority bonds with
    monthly principal payments of
    approximately $14,000 plus interest at
    the tax exempt equivalent of the
    Eurodollar rate plus 1.5% payable
    monthly in arrears (5.93% at December
    31, 1999).                                 2,139,000    2,306,000


    Mortgage payable at 8.25% on the land
    and building owned by Cues B.V.

                                                  75,000      108,000
                                              ----------    ----------
                                              11,838,000    7,576,000
    Less current portion                      (1,637,000)    (887,000)
                                              ----------    ----------
    Long-Term Debt                           $10,201,000   $6,689,000
                                              ==========    ==========

The above bank debt agreements contain, among other provisions, financial covenants related to the maintenance of ELXSI's minimum net worth, restrictions on its capital expenditures and compliance with certain ratios, including interest coverage and funded debt to earnings before interest, taxes, depreciation and amortization. In connection with the Bank line of credit, supplemental line of credit, and Orange County Industrial Development Bonds, ELXSI had covenant violations resulting from investments and advances to related parties during 1999 and the first quarter of 2000. In addition, ELXSI exceeded the capital expenditures limit included in the Orange County Industrial Development Authority Bond agreement. ELXSI subsequently requested and obtained waivers from the bank for the violations.

Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2004, and thereafter are as follows:

                2000                      $1,637,000
                2001                       1,662,000
                2002                       6,493,000
                2003                         527,000
                2004                         174,000
                Thereafter                 1,345,000
                                          ----------
                                         $11,838,000

Industrial Development bond proceeds were used to finance the Orlando building and land acquisition along with subsequent expansion and renovation of the facility. During the construction phase, proceeds were held by a commercial bank, as trustee, who invested the funds in a money market mutual fund. During 1998, the expansion and renovation was completed and the funds were disbursed. Capitalized interest expense and interest income on borrowed funds held by the trustee related to the Orange County Industrial Development Bonds were $133,000 and $48,000, respectively, during 1998.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

ELXSI conducts a substantial portion of its operations utilizing leased facilities. ELXSI leases land and/or buildings at 50 of its 64 Restaurants under lease agreements with terms expiring on various dates (including extension options) through 2032. The majority of the leases require that ELXSI pay all taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options, and in most cases management expects that in the normal course of business lease agreements will be renewed or replaced by other leases.

Additionally, ELXSI has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year period ending December 31, 2004, and thereafter:

                                        Capital Leases  Operating Leases
                                        -------------- -----------------

   2000                                   $  139,000     $ 3,054,000
   2001                                      146,000       2,964,000
   2002                                      129,000       2,915,000
   2003                                      105,000       2,514,000
   2004                                      109,000       2,076,000
   Thereafter                              1,334,000      13,935,000
                                          ----------     -----------
   Total minimum lease payments            1,962,000     $27,458,000
                                                         ===========
   Less - Amount representing interest      (897,000)
                                          ----------
  Present value of net minimum capital
    lease payments                         1,065,000
  Less - current portion                     (51,000)
                                          ----------
  Capital lease obligation - noncurrent   $1,014,000
                                          ==========

Rent expense charged to operations amounted to $3,377,000, $3,424,000 and $3,294,000 during 1999, 1998, and 1997, respectively.

Cues has arrangements with truck dealers to deliver truck bodies that are used in the manufacture of certain products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 1999, 1998 and 1997 was $53,000, $51,000 and $63,000, respectively. At December 31,
1999 and 1998, truck bodies held by the dealers under these arrangements were valued at $1,046,000 and $320,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 9.   THRIFT AND PROFIT SHARING PLAN

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants can make deferred cash contributions, not to exceed 16% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution up to a maximum employer contribution of 3%. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 1999, 1998 and 1997 was $94,000, $70,000 and $44,000, respectively.

During 1995, the Restaurant Division established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

NOTE 10.   STOCKHOLDERS' EQUITY

COMMON STOCK. Effective June 28, 1999, the Company completed the 1-for-100 reverse split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than one share immediately after the reverse split were effectively cashed-out at the average trading price of the Company's Common Stock during the immediately preceding 20 trading days. This resulted in the repurchase of approximately 157,000 shares at $10.83 per share or a total of approximately $1,704,000. Immediately after the reverse split the shareholders approved a 100-for-1 forward stock split resulting in the stock ownership of all non-cashed out stockholders being restored to pre-existing levels. As of December 31, 1999 approximately $560,000, which is reflected in accrued expenses on the accompanying balance sheet, remained to be paid to stockholders under this reverse split.

COMMON STOCK OPTIONS. At December 31, 1999 and 1998, the Company had a total of 961,745 and 848,435 common shares reserved for issuance under its stock option plans, respectively. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, at not less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and become exercisable six months after the date of the grant absent vesting and expire ten years after the date of the grant.

During 1999, stockholders approved the ELXSI Corporation 1999 Incentive Stock Option Plan (the "1999 Plan"), under which up to 75,000 shares may be issued. Under the 1999 Plan options to purchase 75,000 shares were granted and outstanding at an exercise price of $10.188 per share. A portion of these options became exercisable on December 15, 1999. Also during 1999, the Board of ELXSI Corporation approved the ELXSI Corporation 1999 Non-Qualified Stock Option Agreement (the "1999 Agreement"), under which up to 50,000 shares may be issued. Under the 1999 Non-Qualified Stock Option Agreement options to purchase 50,000 shares were granted and outstanding at an exercise price of $10.00 per share. These options became exercisable on March 5, 1999.

During 1998, stockholders approved the ELXSI Corporation 1998 Incentive Stock Option Plan (the "1998 Plan"), under which up to 75,000 shares may be issued. Under the 1998 Plan options to purchase 75,000 shares were granted and outstanding at an exercise price of $8.125 and $9.75 per share. As of December 31, 1999, unexercised options to purchase 75,000 shares were outstanding. A portion of the $8.125 options became exercisable on April 8, 1999 and a portion of the $9.75 options became exercisable on August 12, 1999.

During 1997, stockholders approved the ELXSI Corporation 1997 Incentive Stock Option Plan (the "1997 Plan"), under which up to 130,000 shares may be issued. Under the 1997 Plan options to purchase 130,000 shares were granted and outstanding at an exercise price of $6.00 per share as of December 31, 1997. As of December 31, 1999, unexercised option to purchase 125,000 shares were outstanding. A portion of these options became exercisable on November 22, 1997.

                                                              Weighted-
                                                Number        Average
                                              of Shares    Exercise Price
                                              ---------    --------------
   Granted during 1997                         217,500        7.21
   Exercised during 1997                        (2,100)       5.38
   Outstanding at December 31, 1997            767,160        6.13
   Exercisable at December 31, 1997            580,394        5.74
   Available for grant at December 31, 1997    130,327

   Granted during 1998                          77,500        8.15
   Exercised during 1998                        (4,465)       5.59
   Canceled during 1998                        (55,725)       6.84
   Outstanding at December 31, 1998            784,470        6.28
   Exercisable at December 31, 1998            655,921        6.10
   Available for grant at December 31, 1998     65,165

   Granted during 1999                         164,700       10.03
   Exercised during 1999                       (11,690)       5.48
   Canceled during 1999                         (8,700)      10.66
   Outstanding at December 31, 1999            928,780        6.94
   Exercisable at December 31, 1999            768,841        6.58

   Available for grant at December 31, 1999     32,965


The following table summarizes the stock options outstanding and exercisable at December 31, 1999:
                        OUTSTANDING                     EXERCISABLE
                    -------------------             --------------------
                        Weighted-
                         Average
                                           Weighted-                Weighted-
                               Remaining   Average                   Average
    Range of       Number of  Contractual  Exercise   Number of     Excercise
Exercise Prices     Options     Life       Price       Options        Price
---------------   ---------   -----------  --------   ---------     ---------
  5.00 - 6.50      621,580      5.27         5.74       585,841       5.73
 8.125 - 10.188    307,200      8.96         9.36       183,000       9.30

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998 and 1997, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                      1999      1998        1997
                                  ----------- ---------  ----------
Net income - as reported          20,350,000  4,790,000  14,379,000
Net income - pro forma            20,078,000  4,639,000  14,098,000

Basic EPS - as reported                 4.75       1.09        3.19
Basic EPS - pro forma                   4.69       1.05        3.13

Diluted EPS - as reported               4.25        .98        2.98
Diluted EPS - pro forma                 4.19        .95        2.92

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 1999, 1998 and 1997 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 11.7%, 11.8% and 11.7%, respectively; risk free interest rate of 5.48%, 5.91% and 5.89%, respectively; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 are as follows:

                                                              Weighted-   Weighted-
                                                              Average     Average
                                                  Number      Exercise      Fair
                                                of Options    Prices       Values
                                                ----------    ---------   ---------
Fiscal 1999:
Exercise price = market price at date of grant    164,700        5.48      3.32
Fiscal 1998:
Exercise price = market price at date of grant     75,000        8.125     2.85

Fiscal 1997:
Exercise price = market price at date of grant    217,500        7.21      2.66

WARRANTS. At December 31, 1999 and 1998, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants from Airlie for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. The remaining 200,500 warrants, designated as Series A, were outstanding and unexercised at December 31, 1999, and originally had an exercise price and expiration date of $3.125 and September 25, 1996. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share, and during 1999 their expiration date was further extended until September 31, 2000 and their exercise price was further increased to $4.50. Series A warrants to purchase 50,000 shares of the Company's Common Stock are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, the President of the Company is the sole manager and significant equity holder. Series A warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust I U/A, a trust for the benefit of members of Mr. Milley's immediate family and of which Mr. Milley's wife is a trustee. The estimated fair value of the modified Series A warrants at September 30, 1998 was $5.39 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above, as compared to the value of the old warrants at approximately $5.75 per share at the date of extension.

In connection with the 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants remained unexercised at December 31, 1999, and originally had an exercise price and expiration date of $4.36 per share and January 31, 1997, respectively. During 1997, these warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. In December 1998, the Board of Directors of the Company approved the further extension of the outstanding Series C warrants, which are held by Eliot. Under this modification of the terms of the Series C warrants, their exercise price was increased from $5.23 per share to $6.278 per share and their expiration date was extended from January 31, 1999 to January 31, 2001. The estimated fair value of the modified Series C warrants at December 17, 1998 was $4.55 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as descried above, as compared to the value of the old warrants at approximately $5.02 per share at the date of extension.

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

The assumptions used in calculating the annual expense attributable to this plan include the use of a multiple of the Bickford's Restaurants operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price. During 1999, 1998 and 1997, the Company recorded compensation expense related to the phantom stock option plan of $220,000, $900,000 and $750,000, respectively. As of December 31, 1999 and 1998, $3,700,000 and $3,480,000, respectively, was recorded in other non-current liabilities, which represents 13.9% of the estimated appraised value of Bickford's Restaurants after subtracting the Group's required exercise price, as defined, on those dates.

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

In March 1999, in connection with and under the terms of a Standstill Agreement entered into by the Company that month with Peter R. Kellogg and certain persons and entities controlled by or related to him who had purchased Common stock ("Kellogg Persons"), the Company and Rights Agent executed and delivered an amendment to the rights Agreement which, among other things, provided that under certain circumstances such Kellogg Persons could acquire in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement, and under the Standstill Agreement, Mr. Milley was granted irrevocable proxies to vote the Kellogg Persons' shares and obtained certain rights of first refusal over such shares.

RECONCILIATION OF EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:


                                       1999          1998          1997
                                   -----------   -----------   -----------
Basic earnings per share
   Numerator                       $20,350,000   $ 4,790,000   $14,379,000
                                   -----------   -----------   -----------
   Denominator:
      Common shares outstanding      4,283,000     4,400,000     4,504,000
                                   -----------   -----------   -----------
      Basic earnings per share     $      4.75   $      1.09   $      3.19
                                   ===========   ===========   ===========

Diluted earnings per share
   Numerator                       $20,350,000   $ 4,790,000   $14,379,000
   Denominator:
      Common shares outstanding      4,283,000     4,400,000     4,504,000
      Assumed conversion of
       options and warrants            508,000       486,000       328,000
                                   -----------   -----------   -----------
      Total shares                   4,791,000     4,886,000     4,832,000
                                   -----------   -----------   -----------
      Diluted earnings per share   $      4.25   $       .98   $      2.98
                                   ===========   ===========   ===========

Options to purchase 87,500 shares of Common Stock at $9.00 per share were outstanding during the last quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 75,000 shares were still outstanding at the end of 1999.

Options to purchase 1,200 shares of Common Stock at $26.50 per share, were outstanding during 1998 and 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options are scheduled to mature on May 23, 2000.

NOTE 11. SEGMENT REPORTING

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 64 Restaurants located in the New England States operating under the Bickford's and Abdow's brand names. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes "before" non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 1999, 1998 and 1997 is summarized in the following table. The "Other" lines include corporate related items, results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments:

                                      1999             1998              1997
                                 -------------     -------------    -------------
Revenues From External
 Customers:
 Restaurants                     $  73,916,000     $  71,517,000    $  65,198,000
   Equipment                        30,227,000        27,049,000       21,747,000
                                 -------------     -------------    -------------
                                 $ 104,143,000     $  98,566,000    $  86,945,000
                                 =============     =============    =============
Depreciation and Amortization:
   Restaurants                   $   3,146,000     $   2,972,000    $   2,694,000
   Equipment                           724,000           557,000          482,000
                                 -------------     -------------    -------------
                                 $   3,870,000     $   3,529,000    $   3,176,000
                                 =============     =============    =============
Segment Profit:
   Restaurants                   $   8,005,000     $   7,797,000    $   7,246,000
   Equipment                         2,885,000         2,642,000        1,992,000
   Other                            (1,334,000)       (1,998,000)       1,799,000
                                 -------------     -------------    -------------
                                 $   9,556,000     $   8,441,000    $   7,439,000
                                 =============     =============    =============
Interest Revenue:
   Restaurants                   $          --     $          --    $          --
   Equipment                            24,000            20,000           24,000
   Other                               777,000           563,000        1,263,000
                                 -------------     -------------    -------------
                                 $     801,000     $     583,000    $   1,287,000
                                 =============     =============    =============

                                 1999          1998        1997
                            ------------ -----------   -----------
Interest Expense:
   Restaurants             $   169,000   $   148,000   $   152,000
   Equipment                   155,000        63,000        84,000
   Other                       508,000       596,000     1,184,000
                           -----------   -----------   -----------
                           $   832,000   $   807,000   $ 1,420,000
                           ===========   ===========   ===========

Segment Assets:
   Restaurants             $31,724,000   $31,415,000   $31,184,000
   Equipment                24,555,000    21,474,000    21,132,000
   Other                    33,572,000    13,747,000    15,345,000
                           -----------   -----------   -----------
                           $89,851,000   $66,636,000   $67,661,000
                           ===========   ===========   ===========

Capital Expenditures for
 Segment Assets:
   Restaurants             $ 3,764,000   $ 3,749,000   $ 3,827,000
   Equipment                   490,000     2,001,000     1,608,000
                           -----------   -----------   -----------
                           $ 4,254,000   $ 5,750,000   $ 5,435,000
                           ===========   ===========   ===========

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 1999, 1998, and 1997. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, and the deferred tax asset.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.


NOTE 12.  QUARTERLY FINANCIAL DATA - (UNAUDITED)

The following summarizes quarterly financial data for 1999 and 1998 (in thousands, except per share data):

                                                 1999
                          -----------------------------------------------
                           MAR. 31,    JUNE 30,     SEP. 30,    DEC. 31,
                          ----------  ----------  ----------- -----------

Net sales                    $23,512   $26,517     $28,719     $25,395
Gross profit                   4,603     5,747       6,449       5,641
Income before income taxes     1,259     2,258       2,970       2,745
Net income                   $   747   $ 1,333     $15,698     $ 2,572
Earnings per common share:
   Basic                     $   .17   $   .31     $  3.67     $   .60
   Diluted                   $   .16   $   .28     $  3.28     $   .53

                                                           1999
                                        --------------------------------------------
                                        MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,
                                        --------    --------    --------    --------
Reconciliation of earnings per share:
 Basic earnings per share:
 Numerator                              $    747    $  1,333    $ 15,698    $  2,572
                                        ========    ========    ========    ========
 Denominator:
  Common shares outstanding                4,453       4,431       4,385       4,275
  Impact of reverse split                   (157)       (157)       (104)         --
                                        --------    --------    --------    --------
    Common shares adjusted                 4,296       4,274       4,281       4,275
                                        ========    ========    ========    ========

Basic earnings per share reported       $    .17    $    .30    $   3.58    $    .60
                                        ========    ========    ========    ========
Basic earnings per share adjusted       $    .17    $    .31        3.67    $    .60
                                        ========    ========    ========    ========
Diluted earnings per share:
 Numerator                              $    747    $  1,333    $ 15,698    $  2,572
                                        ========    ========    ========    ========
 Denominator:
  Common shares outstanding                4,453       4,431       4,385       4,275
  Assumed conversion of options
   and warrants                              453         469         469         548
                                        --------    --------    --------    --------
  Total shares as reported                 4,906       4,900       4,854       4,823
   Impact of reverse split                  (157)       (157)       (104)         --
                                        --------    --------    --------    --------
  Common shares adjusted                   4,749       4,743       4,792       4,823
                                        ========    ========    ========    ========

Diluted earnings per share reported     $    .15    $    .27    $   3.22    $    .53
                                        ========    ========    ========    ========
Diluted earnings per share adjusted     $    .16    $    .28    $   3.28    $    .53
                                        ========    ========    ========    ========


                                                        1998
                                    ----------------------------------------------
                                     MAR. 31,    JUNE 30,    SEP. 30,     DEC. 31,
                                    ---------    --------    --------     --------
Net sales                            $ 23,421    $ 25,108    $ 25,558    $ 24,479
Gross profit                            4,656       5,580       5,762       5,241
Income before income taxes              1,564       2,244       2,393
                                                                            1,823
Net income                           $    938    $  1,347    $  1,269    $  1,236
Earnings per common share:
   Basic                             $    .21    $    .30    $    .29    $    .29
   Diluted                           $    .19    $    .27    $    .26    $    .26

Reconciliation of earnings per
 share:
 Basic earnings per share:
  Numerator                          $    938    $  1,347    $  1,269    $  1,236
                                     ========    ========    ========    ========
  Denominator:
    Common shares outstanding           4,654       4,569       4,556       4,456
    Impact of reverse split              (157)       (157)       (157)       (157)
    Common shares adjusted              4,497       4,412       4,399       4,299
                                     ========    ========    ========    ========

 Basic earnings per share reported   $    .20    $    .30    $    .27    $    .28
 Basic earnings per share adjusted   $    .21    $    .30    $    .29    $    .29


                                                        1998
                                    -------------------------------------------
                                      MAR. 31,   JUNE 30,   SEP. 30,   DEC. 31,
                                      --------   --------   --------   --------

Diluted earnings per share:
 Numerator                            $   938    $ 1,347    $ 1,269    $ 1,236
                                      =======    =======    =======    =======
 Denominator:
  Common shares outstanding             4,654      4,569      4,556      4,456
  Assumed conversion of options
   and warrants                           571        580        486        436
                                      -------    -------    -------    -------
  Common shares reported                5,225      5,149      5,042      4,892
     Impact of reverse split             (157)      (157)      (157)      (157)
                                      -------    -------    -------    -------
     Common shares adjusted             5,068      4,992      4,885      4,735
                                      =======    =======    =======    =======
Diluted earnings per share reported   $   .18    $   .26    $   .25    $   .26
                                      =======    =======    =======    =======
Diluted earnings per share adjusted   $   .19    $   .27    $   .26    $   .26
                                      =======    =======    =======    =======
During 1999, the Company did a reverse split and, as a result, shares outstanding have been retroactively adjusted for all periods presented.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       ELXSI CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                                    ADDITIONS/(DEDUCTIONS)
                                                               --------------------------------
                                             Balance at   Charged        Charged to                     Balance
                                             Beginning    Costs and        Other         Deductions-     at End
                                             Of Period    Expenses    Accounts-describe  Describe       of Period
                                             ---------    --------    -----------------  --------       ---------
Year ended December 31, 1999
  Account deducted from assets:
    Reserve for doubtful accounts
       receivable                            $    181     $      30    $     32  (C)     $     29  (A)   $    214
                                             ========     =========    =========         ========        ========
Inventory reserve                            $  1,295     $     218    $   (449) (E)     $    483  (B)   $    581
                                             ========     =========    =========         ========        ========

      Deferred tax asset valuation
allowance                                    $ 60,046     $     --     $     --          $ 29,595  (D)   $ 30,451
                                             ========     =========    =========         ========        ========
Year ended December 31, 1998 Account
  deducted from assets:
    Reserve for doubtful accounts
       receivable                            $    117     $     30     $     83  (C)     $     49  (A)   $    181
                                             ========     =========    =========         ========        ========
    Inventory reserve                        $  1,227     $    500     $     --          $    432  (B)   $  1,295
                                             ========     =========    =========         ========        ========
    Deferred tax asset
   valuation allowance                       $ 62,759     $     --     $     --          $  2,713  (D)   $ 60,046
                                             ========     =========    =========         ========        ========
Year ended December 31, 1997 Account
  deducted from assets:
    Reserve for doubtful accounts
       receivable                            $     54     $     55     $      8  (C)     $     --  (A)   $    117
                                             ========     =========    =========         ========        ========
    Inventory reserve                        $    550     $    715     $     --          $     38  (B)   $  1,227
                                             ========     =========    =========         ========        ========
    Deferred tax asset valuation allowance   $ 76,979     $     --     $     --          $ 14,220  (D)   $ 62,759
                                             ========     =========    =========         ========        ========

(A) Uncollectible accounts written off during 1999, 1998 and 1997.
(B) Obsolete inventory written off during 1999, 1998 and 1997.
(C) Bad debtrecoveries.
(D) Change in estimate related to future net operating loss and tax credit usage and various changes in timing differences associated with tax to book benefits.
(E) Adjustment for system over-allocation of burden on inventory.

                                ELXSI CORPORATION
                                 EXHIBITS INDEX
                                1999 - FORM 10-K

EXHIBIT
NUMBER        DESCRIPTION

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

3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-k, dated March 19, 1999 (File no. 0-11877))

3.6 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 9, 1999. (Incorporated herein by reference to the Company's Form S-8 Requested Status filed March 27, 2000 Registration No. 333-33300).

3.5 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 24, 1997 and filed on June 26, 1997 (File No. 0-11877)).

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit
              4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)). 4.5 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6 Form of Second Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

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

4.17 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File no. 0-11877)).

4.18 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.19 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877))

10.1          The  Company's  1987  Incentive  Stock  Option  Plan  as  amended.
              (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

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

10.4 The Company's 1995 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 033-64205)).

10.5 The Company's 1996 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).

10.6 The Company's 1997 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statements filed January 30, 1998 (Registration No. 333-45381)).

10.11 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A Filed on April 17, 1998 (File No. 0-11877)).

10.12 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A Filed on April 23, 1999 (File No. 0-11877)).

10.13         The  Company's  1999 Non  Qualified  Incentive  Stock Option Plan.
              (Incorporated herein by reference to the Company's Form S-8 Requested Status filed March 27, 2000 Registration No. 333-33300).


10.14 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
              10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.11 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to John C. Savage for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.14 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.17 Stock and Note Purchase Agreement dated as of August 31, 1989 by and among the Company, Airlie and M&C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 3, 1989 (File No 0-11877)).

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

10.21 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.23 Assignment to Cadmus Corporation ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI.
              (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.23 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.27 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing. (Incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

10.28 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.29 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959.

10.27 Form of Recapitalization Agreement, dated as of December 30, 1996, among Azimuth Corporation ("Azimuth"), Delaware Electro Industries, Inc. ("DEI"), Contempo Design, Inc. ("CDI"), Contempo Design West, Inc. ("CDW"), ELXSI and BofA. (Incorporated herein by reference to Exhibit F to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

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

10.31 Loan and Security Agreement, dated as of October 9, 1995, between CDI and BofA. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

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

10.40 Third Omnibus Amendment, dated as of November 27, 1996, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.41 Second Amended and Restated Guaranty, dated as of October 9, 1995, made by DEI, CDI and CDW in favor of BofA. (Incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.42 Second Amended and Restated Pledge Agreement, dated as of October 9, 1995, among Azimuth, DEI, CDI, CDW and BofA. (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

10.43 Form of letter, dated June 1997 from ELXSI to Azimuth, DEI, CDI, and CDW. (Incorporated herein by reference to Exhibit C to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997 filed in respect of the Company's Common Stock)

10.44 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.45 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle.

21.1          Subsidiaries of the Company. (Incorporated by reference to Exhibit
              22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-11877)).

23.1          Consent of PricewaterhouseCoopers LLP

27            Financial Data Schedule