Form 10-Q
period 2000-03-31
ELXSI CORP /DE//
filed 2000-05-12
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------


                         Commission file number 0-11877
                                               ----------------

                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)



3600 Rio Vista Avenue, Suite A, Orlando, Florida           32805
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                  ------------------------------

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


On May 3, 2000, the registrant had outstanding 4,290,438 shares of Common Stock, par value $0.001 per share.

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

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commission filings and public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                   March 31,        December 31,
                                                     2000               1999
                                                 ------------       ------------
                                                  Unaudited
Current assets:

     Cash and cash equivalents                   $        613       $      1,366

     Investments                                        2,181                 --

     Accounts receivable, net                           4,623              4,109

     Accounts receivable - related party                3,730              7,487

     Inventories                                       12,461             12,206

     Prepaid expenses and other current assets            273                280

     Deferred tax asset                                 5,832              5,832
                                                 ------------       ------------

         Total current assets                          29,713             31,280

Property, buildings and equipment, net                 33,133             32,444

Intangible assets, net                                  5,447              5,507

Notes receivable - related party                        4,307              4,442

Deferred tax asset - noncurrent                        14,969             15,338

Other                                                     869                840
                                                 ------------       ------------

         Total assets                            $     88,438       $     89,851
                                                 ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,        December 31,
                                                          2000               1999
                                                      ------------       ------------
                                                       Unaudited
Current liabilities:
     Accounts payable                                 $      2,964       $      3,267
     Accrued expenses                                        5,338              5,988
     Capital lease obligations - current                        50                 51
     Current portion of long-term debt                       1,992              1,637
                                                      ------------       ------------
         Total current liabilities                          10,344             10,943

Capital lease obligations - non current                      1,002              1,014
Long-term debt                                               8,481             10,201
Other non-current liabilities                                3,876              3,816
                                                      ------------       ------------

         Total liabilities                                  23,703             25,974
                                                      ------------       ------------

Commitments and contingencies                                   --                 --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                             --                 --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,290,438 and
         4,275,477 at March 31, 2000 and
         December 31, 1999, respectively                         4                  4
   Additional paid-in capital                              224,211            224,118
   Accumulated deficit                                    (159,212)          (159,993)
   Accumulated other comprehensive income                     (268)              (252)
                                                      ------------       ------------

         Total stockholders' equity                         64,735             63,877
                                                      ------------       ------------

         Total liabilities and stockholders' equity   $     88,438       $     89,851
                                                      ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Net  sales                                       $     24,550       $     23,512

Costs and expenses:
     Cost of sales                                     19,621             18,909
     Selling, general and administrative                2,472              2,366
     Depreciation and amortization                      1,032                942
                                                 ------------       ------------

Operating income                                        1,425              1,295

Other income (expense):
     Interest income                                      310                148
     Interest expense                                    (325)              (176)
     Other expense                                       (100)                (8)
                                                 ------------       ------------

Income before income taxes                              1,310              1,259

Provision for income taxes                               (529)              (512)
                                                 ------------       ------------

Net income                                                781                747

Other comprehensive loss net of tax:
   Foreign currency translation adjustment                (16)               (25)
                                                 ------------       ------------

Comprehensive income                             $        765       $        722
                                                 ============       ============

Net income per common share:
     Basic                                       $        .18       $        .17
                                                 ============       ============
     Diluted                                     $        .16       $        .16
                                                 ============       ============

Weighted average number of common
   and common equivalent shares:
     Basic                                              4,283              4,296
                                                 ============       ============
     Diluted                                            4,893              4,749
                                                 ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                                     Accumulated
                                          Common Stock            Additional             Accum-         Other
                                   ---------------------------     Paid-in               ulated     Comprehensive
                                      Shares         Dollars       Capital               Deficit        Income
                                   ------------   ------------   ------------         ------------  -------------
Balance at December 31, 1999       $  4,275,477   $          4   $    224,118         $   (159,993)  $       (252)

Foreign currency translation
     adjustment, net of tax                  --             --             --                   --            (16)

Exercise of Common Stock options
     to purchase Common Stock            14,961             --             93                   --             --

Net income                                   --             --             --                  781             --
                                   ------------   ------------   ------------         ------------   ------------

Balance at March 31, 2000          $  4,290,438   $          4   $    224,211         $   (159,212)  $       (268)
                                   ============   ============   ============         ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------       ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                               $        781       $        747
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                              1,032                942
     Amortization of deferred debt costs                            7                  6
     Gain on sale of land                                         (75)                --
     Unrealized loss on trading securities                        346                 --
     Realized gain on sale of trading securities                 (181)                --

(Increase) decrease in assets:
     Accounts receivable                                         (514)                 4
     Inventories                                                 (255)            (1,262)
     Prepaid expenses and other current assets                      7                 90
     Deferred tax asset                                           369                355
     Other                                                        (53)               (91)
(Decrease) increase in liabilities:
     Accounts payable                                            (303)               995
     Accrued expenses                                            (650)              (603)
     Other non-current liabilities                                 60                250
                                                         ------------       ------------
     Net cash provided by operating activities                    571              1,433
                                                         ------------       ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property, building and equipment              (1,685)              (899)
     Collection of accounts receivable - related party          3,757                 --
     Collection of notes receivable - related party               135                 --
     Proceeds from sale of land                                   100                 --
     Net purchase of securities                                (2,346)                --
                                                         ------------       ------------
       Net cash used in investing activities                      (39)              (899)
                                                         ------------       ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Net payments of long-term debt                            (1,365)              (252)
     Proceeds from exercise of Common Stock
         options                                                   93                 --
     Principal payments on capital lease obligations              (13)               (13)
                                                         ------------       ------------
     Net cash used in financing activities               $     (1,285)      $       (265)
                                                         ------------       ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------       ------------
(Decrease) increase in cash and cash equivalents         $       (753)      $        269

Cash and cash equivalents, beginning of period                  1,366              1,587
                                                         ------------       ------------

Cash and cash equivalents, end of period                 $        613       $      1,856
                                                         ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                         $        396       $        418
    Interest                                                      358                140


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

Between 1991 and 1999, ELXSI sold six of its Howard Johnson's Restaurants, converted five into Bickford's Family Restaurants, and closed one when the lease expired. During the same period, ELXSI opened 16 new Bickford's and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted 10 Abdow's into Bickford's, sold two Abdow's, and closed another. During 2000 two additional Abdow's were converted to Bickford's and two new Bickford's are under construction. As of March 31, 2000 ELXSI operates 63 Bickford's and one Abdow's (the "Restaurants" or "Restaurant Division").

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

NOTE 2.  ACCOUNTS RECEIVABLE - RELATED PARTY

As of March 31, 2000, advances by the Company to Cadmus Corporation ("Cadmus") totaling approximately $3,730,000 remained outstanding. A portfolio of private and public company equities purchased with the proceeds of the advances fully secures the receivable. In addition, Alexander Milley, President and Chief Executive Officer of the Company, has personally guaranteed the amounts due from Cadmus. During the first quarter of 2000, the Company charged interest on the receivable at prime plus 2% and earned $174,000 of interest income. Certain officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company and/or ELXSI. Subsequent to March 2000, the Company advanced an additional $1,812,000 to Cadmus.

NOTE 3. UNREALIZED GAINS AND LOSSES

As of March 31, 2000, the Company had investments primarily in equity securities with a net cost basis of $2,527,000. During the first quarter of 2000, the Company had realized gains of $181,000 and unrealized losses of $346,000.

NOTE 4. COMPOSITION OF INVENTORY

Inventory at March 31, 2000 and December 31, 1999 is summarized in the following table.

                                                       2000              1999
                                                    -----------      -----------
Inventories:
     Raw materials and finished goods               $ 7,956,000      $ 7,960,000
     Work in process                                  4,505,000        4,246,000
                                                    -----------      -----------
                                                    $12,461,000      $12,206,000
                                                    ===========      ===========

NOTE 5. LONG TERM DEBT

In connection with the Bank line of credit, supplemental line of credit, and Orange County Industrial Development Authority Bonds, ELXSI had covenant violations resulting from investments and advances to related parties during 1999 and the first quarter of 2000. In addition, ELXSI exceeded the capital expenditures limit included in the Orange County Industrial Development Authority Bind agreement. ELXSI subsequently requested and obtained waivers from the bank for the violations.

NOTE 6. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes: the amount of income taxes payable for the year that would be paid by the Company (without their carryforwards) as determined by applying the provisions of the current tax law to the taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets.

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

NOTE 7. SEGMENT REPORTING.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. The restaurant operations segment includes 64 Restaurants located in the New England States operating primarily under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last annual report on Form 10-K for the year ended December 31, 1999. The "Other" lines include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the three months ended March 31, 2000 and 1999 is summarized in the following table.

                                                    2000               1999
                                                ------------       ------------
Revenues From External Customers:
     Restaurants                                $ 17,840,000       $ 17,079,000
     Equipment                                     6,710,000          6,433,000
                                                ------------       ------------
                                                $ 24,550,000       $ 23,512,000
                                                ============       ============
Segment Profit:
     Restaurants                                $  1,307,000       $  1,249,000
     Equipment                                       494,000            583,000
     Other                                          (376,000)          (537,000)
                                                ------------       ------------
                                                $  1,425,000       $  1,295,000
                                                ============       ============
Segment Assets:
     Restaurants                                $ 32,021,000       $ 31,975,000
     Equipment                                    24,974,000         22,249,000
     Other                                        31,443,000         13,511,000
                                                ------------       ------------
                                                $ 88,438,000       $ 67,735,000
                                                ============       ============

There were no inter-segment sales or transfers during the first three months of 2000 or 1999. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST QUARTER 2000 RESULTS TO 1999 RESULTS

The first quarter sales increased $1,038,000, gross profit increased $326,000, selling, general and administrative expense increased $106,000 and depreciation and amortization increased $90,000 resulting in an operating income increase of $130,000. Interest expense increased by $149,000, interest income increased by $162,000, other expense increased by $92,000 and income taxes increased by $17,000 resulting in an increase in net income of $34,000.

RESTAURANT DIVISION. Restaurant sales increased by $761,000, or 4.5%, and gross profit increased by $226,000, or 8.9%, in the first quarter of 2000 compared to the same period in the prior year. Operating income increased $58,000, or 4.6%, after deducting an increase in selling general and administrative expense of $97,000, or 18.4% and an increase in depreciation and amortization of $71,000, or 9.2%. The sales increase was mainly due to an increase in same store sales of $413,000, or 2.7%, sales from the opening of new Bickford's Restaurants of $402,000, and sales from the conversion of Abdow's of $6,000, partially offset by a decrease in sales due to closed Restaurants of $60,000. Customer counts at Restaurants operated in both periods decreased 3.5% due primarily to the severe winter weather in February 2000.

In addition to the sales increase, there was a 0.6% improvement in the gross profit percentage from 14.9% to 15.5%, and restaurant gross profit increased by $226,000, or 8.9%, in the first quarter of 2000 compared to the same period in 1999. The increase in the gross profit percentage was mainly the result of a decrease in food and variable costs partially offset by increase in labor costs.

Restaurant selling, general and administrative expense increased by $97,000, or 18.4%, during the first quarter of 2000.

Restaurant depreciation and amortization increased by $71,000, or 9.2%, during the first quarter of 2000. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income increased by $58,000 or 4.6% in the first quarter of 2000.

CUES DIVISION. Cues's sales increased by $277,000, or 4.3%, in the first quarter of 2000 compared to the same period in the prior year. The primary reason for the sales increase was an increase in sales of truck-mounted systems and sales by Cues Canada. As a result of the sales increase and a 0.2% increase in the gross profit percentage from 32.0% in the first quarter of 1999 to 32.2% in the first quarter of 2000, gross profit increased by $100,000, or 4.9%, in the first quarter of 2000. Operating income decreased by $89,000, or 15.3%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $170,000, or 13.1%, and an increase in depreciation and amortization expense of $19,000, or 11.0%. The increase in expenses in the first quarter of 2000 compared to the corresponding period in the prior year is primarily attributable to increases in wages resulting from both rate and headcount increases, sales and marketing expenses including an increase in west coast sales efforts, where a satellite service and sales office was established in 1999, and facility costs increases.

CORPORATE. Corporate general and administrative expenses decreased by $161,000, or 30%, during the first quarter of 2000, primarily due to a reduction in the phantom stock option plan expenses. Interest expense increased by $149,000, or 156.8%, due to a higher average debt balance in 2000. Interest income and other expense increased by $168,000, or 118.3%, and $176,000, respectively, in the first quarter of 2000 compared to the same period in 1999.

Income tax expense increased from $512,000 in the first quarter of 1999 to $529,000 in the first quarter of 2000. The increase in tax expense resulted from an increase in pre-tax income. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The tax expense in the first quarter of 2000 included deferred tax expense of $369,000, while the corresponding period in the prior year included deferred tax expense of $355,000. The Company will continue to pay taxes at the rate of approximately 12%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the first quarter ended March 31, 2000 were $.18 and $.16 respectively. The basic and diluted weighted average number of shares outstanding for the quarter ended March 31, 2000 were 4,283,000 and 4,893,000, respectively. This compares to basic and diluted earnings per share of $0.17 and $0.16 per share, respectively for the corresponding period in 1999 when there were basic and diluted weighted average shares outstanding of 4,296,000 and 4,749,000, respectively. The increase in the diluted weighted average shares outstanding in the first quarter of 2000 compared to the first quarter of 1999 resulted mainly from the exercise of stock options and to a lesser extent an increase in the average stock market price during the first quarter of 2000 compared to the corresponding period in 1999. The average stock market price for the first quarter of 2000 was $13.32 compared to an average of $10.42 in the corresponding period of 1998. An increase in the stock price results in a slight increase in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at March 31, 2000 and December 31, 1999 was $613,000 and $1,366,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first quarter of 2000, the Company had cash flow from operations of $571,000. The cash from operations of $571,000, collection of a related party loan of $3,757,000, collection of a related party note of $135,000, proceeds from the sale of land of $100,000, and proceeds from the exercise of common stock options totaling $93,000 funded payment of long-term debt of $1,365,000, net purchase of equity investments of $2,346,000, acquisition of property, plant and equipment totaling $1,685,000, and payment of capital leases obligations of $13,000. During the first quarter of 2000, current assets decreased by $1,567,000 primarily due to a collection of Corporate advances to a related party, partially offset by Corporate investments and an increase in Cues's accounts receivable. Also included in current assets is a decrease in an account receivable from a related party totaling $3,757,000 at March 31, 2000 (see Note
2). Current liabilities decreased $599,000 mainly due to a decrease in accrued expenses and repayment of current portion of long-term debt. Current liabilities includes $561,000 of the remaining payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock, in 1999.

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

                                            ELXSI CORPORATION
                                     --------------------------------
                                              (Registrant)



Date: May 10, 2000                    /s/   ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                      President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: May 10, 2000                    /s/   DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)