Form 10-Q
period 2000-06-30
ELXSI CORP /DE//
filed 2000-08-11
CIK 712843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------


                         Commission file number 0-11877
                                               --------

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

Yes [X]   No [ ]

On July 28, 2000, the registrant had outstanding 4,288,438 shares of Common Stock, par value $0.001 per share.

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

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commissions filing and public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                              June 30,        December 31,
                                                2000              1999
                                             ---------          --------
                                             Unaudited

Current assets:

  Cash and cash equivalents                  $   1,318         $   1,366
  Accounts receivable, net                       4,507             4,109
  Accounts receivable - related party               --             7,487
  Inventories, net                              12,708            12,206
  Prepaid expenses and other current assets        451               280
  Deferred tax asset                             5,832             5,832
                                             ---------         ---------
    Total current assets                        24,816            31,280

Property, buildings and equipment, net          33,557            32,444

Intangible assets, net                           5,388             5,507

Accounts receivable - related party              9,776                --

Notes receivable - related party                 4,307             4,442

Deferred tax asset - noncurrent                 14,470            15,338

Other                                              937               840
                                             ---------         ---------
    Total assets                             $  93,251         $  89,851
                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,        December 31,
                                                2000              1999
                                             ---------          --------
                                             Unaudited

Current liabilities:
  Accounts payable                           $   3,641         $   3,267
  Accrued expenses                               5,131             5,988
  Capital lease obligations - current               50                51
  Current portion of long-term debt             11,180             1,637
                                             ---------         ---------
      Total current liabilities                 20,002            10,943

Capital lease obligations - non current            989             1,014
Long-term debt                                   2,746            10,201
Other non-current liabilities                    3,816             3,816
                                             ---------         ---------
      Total liabilities                         27,553            25,974

Commitments and contingencies                       --                --

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                  --                --
  Common stock, par value $0.001 per share
      Authorized--60,000,000 shares
      Issued and outstanding--4,288,438 and
        4,275,477 at June 30, 2000 and
        December 31, 1999, respectively              4                 4
  Additional paid-in capital                   224,161           224,118
  Accumulated deficit                         (158,182)         (159,993)
  Accumulated other comprehensive income          (285)             (252)
                                             ---------         ---------
      Total stockholders' equity                65,698            63,877
                                             ---------         ---------

      Total liabilities and stockholders'    $  93,251         $  89,851
      equity                                 =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                            --------------------    --------------------
                                              2000        1999        2000        1999
                                            --------    --------    --------    --------


Net  sales                                  $ 25,832    $ 26,517    $ 50,382    $ 50,029

Costs and expenses:
  Cost of sales                               20,755      20,770      40,376      39,679
  Selling, general and administrative          2,323       2,510       4,795       4,876
  Depreciation and amortization                1,058         944       2,090       1,886
                                            --------    --------    --------    --------
Operating income                               1,696       2,293       3,121       3,588

Other income (expense):
  Interest income                                378         146         688         294
  Interest expense                              (321)       (187)       (646)       (363)
  Other                                           12           6         (88)         (2)
                                            --------    --------    --------    --------
Income before income taxes                     1,765       2,258       3,075       3,517
Provision for income taxes                       735         925       1,264       1,437
                                            --------    --------    --------    --------
Net income                                     1,030       1,333       1,811       2,080

Other comprehensive income net of tax:
  Foreign currency translation adjustment        (17)        (32)        (33)        (57)
                                            --------    --------    --------    --------
Comprehensive income                        $  1,013    $  1,301    $  1,778    $  2,023
                                            ========    ========    ========    ========


Net income per common share:
    Basic                                   $   0.24    $   0.31    $   0.42    $   0.48
                                            ========    ========    ========    ========
    Diluted                                 $   0.21    $   0.28    $   0.37    $   0.44
                                            ========    ========    ========    ========
Weighted average number of common
  and common equivalent shares:
    Basic                                      4,288       4,274       4,286       4,288
                                            ========    ========    ========    ========
    Diluted                                    4,835       4,743       4,865       4,743
                                            ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                        Accumulated
                                         Common Stock         Additional     Accum-        Other
                                     --------------------      Paid-In       ulated     Comprehensive
                                     Shares       Dollars      Capital       Deficit       Income
                                   ----------    ----------   ----------   ----------    ----------

Balance at December 31, 1999        4,275,477    $        4   $  224,118   $ (159,993)   $     (252)

Foreign currency translation
  adjustment, net of tax                   --            --           --           --           (33)

Purchase and retirement of
  Common Stock                         (6,200)           --          (76)          --            --

Exercise of Common Stock options
  to purchase Common Stock             19,161            --          119           --            --

Net income                                 --            --           --        1,811            --
                                   ----------    ----------   ----------   ----------    ----------

Balance at June 30, 2000            4,288,438    $        4   $  224,161   $ (158,182)   $     (285)
                                   ==========    ==========   ==========   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                            2000       1999
                                                           -------    -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                 $ 1,811    $ 2,080
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,090      1,886
    Amortization of deferred debt costs                         13         14
    Gain on sale of land                                       (75)        --
    Net realized loss on sale of trading securities            165         --

(Increase) decrease in assets:
    Accounts receivable                                       (398)    (2,205)
    Inventories                                               (502)    (1,537)
    Prepaid expenses and other current assets                 (171)       (54)
    Deferred tax asset                                         868        992
    Other                                                     (144)      (184)
Increase (decrease) in liabilities:
    Accounts payable                                           374      1,788
    Accrued expenses                                          (857)     1,339
    Other non-current liabilities                               --        500
                                                           -------    -------
      Net cash provided by operating activities              3,174      4,619
                                                           -------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property, buildings and equipment           (3,108)    (2,223)
    Accounts receivable - related party                       (108)        --
    Collection of notes receivable - related party             135         --
    Proceeds from sale of land                                 100         --
    Net purchase of trading securities                      (2,346)        --
    Business acquisition                                        --       (778)
                                                           -------    -------
      Net cash used in investing activities                 (5,327)    (3,001)
                                                           -------    -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Net borrowings of long-term debt                         2,088        697
    Purchase of Common Stock                                   (76)    (1,914)
    Proceeds from exercise of Common Stock
      options                                                  119         --
    Principal payments of capital lease obligations            (26)       (34)
                                                           -------    -------
      Net cash provided by (used in) financing activities  $ 2,105    $(1,251)
                                                           -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Six Months Ended June 30,
                                               -------------------------
                                                    2000       1999
                                                   -------    -------

(Decrease) Increase in cash and cash equivalents   $   (48)   $   367

Cash and cash equivalents, beginning of period       1,366      1,587
                                                   -------    -------

Cash and cash equivalents, end of period           $ 1,318    $ 1,954
                                                   =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                    $   678    $   556
   Interest                                            678        333

During the current year the Company sold investments with a net market value of $2,181 to a related party.


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 1. THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Between 1991 and 1999, ELXSI sold six of its Howard Johnson's Restaurants, converted five into Bickford's Family Restaurants, and closed one when the lease expired. During the same period, ELXSI opened 16 new Bickford's and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted 10 Abdow's into Bickford's, sold two Abdow's, and closed another. During 2000, two additional Abdow's were converted to Bickford's, one was closed when the lease expired, two new Bickford's were opened, and one Bickford's was closed and is being held for subleasing. As of June 30, 2000 ELXSI operates 64 Bickford's (the "Restaurants" or "Restaurant Division").

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

NOTE 2. ACCOUNTS RECEIVABLE - RELATED PARTY

As of June 30, 2000 the Company has outstanding approximately $14,083,000 in notes and advances to related parties. Of this, approximately $2,307,000 consists of notes receivable from ELX Limited Partnership (ELX), the proceeds of which were used to purchase ELXSI common stock. The remaining $11,776,000 million consists of a $2,000,000 note and $9,776,000 in advances to Cadmus Corporation (Cadmus). Cadmus has used the proceeds to purchase an investment portfolio comprised primarily of technology-based public equity securities. This portfolio, in combination with the personal guarantee of Alexander Milley, President and Chief Executive Officer of the Company, secures the note and advances due from Cadmus. Alexander Milley maintains a controlling interest over both ELX and Cadmus. In addition, certain other officers, directors and/or shareholders of ELX and Cadmus are officers and/or directors of the Company.

During the first half of 2000, the Company earned interest on notes and advances to related parties at various rates and recorded $678,000 of interest income in the six months ended June 30, 2000 compared to $280,000 in the same period in 1999.

NOTE 3. COMPOSITION OF INVENTORY

Inventory is summarized in the following table.

                                           June 30,        December 31,
                                             2000              1999
                                         ------------      ------------
Inventories:
  Raw materials and finished goods       $  7,986,000      $  7,960,000
  Work in process                           4,722,000         4,246,000
                                         ------------      ------------
                                         $ 12,708,000      $ 12,206,000
                                         ============      ============

NOTE 4. LONG TERM DEBT

In connection with the Bank of America (Bank) line of credit, supplemental line of credit, and Orange County Industrial Development Authority Bonds, ELXSI had covenant violations resulting from investments and advances to related parties during 1999 and the first half of 2000. The Company has obtained a waiver of these violations, which expires December 31, 2000. In addition, during 1999 ELXSI exceeded the capital expenditures limit included in the Orange County Industrial Development Authority Bond agreement and obtained waivers from the bank for the violation. The Bank line of credit expires on June 30, 2001.

NOTE 5. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes payable for the year that would be paid by the Company (without their carryforwards) as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets.

On an ongoing basis, the Company reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

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

NOTE 6. SEGMENT REPORTING.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures. Each segment requires different employee skills, technology, and marketing strategies. The restaurant operations segment includes 64 Restaurants located in New England, operating primarily under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

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

Summarized financial information by business segment for the six months ended June 30, 2000 and 1999 is summarized in the following table.

                                                2000            1999
                                            -----------     -----------
Revenues From External Customers:
  Restaurants                               $36,888,000     $35,554,000
  Equipment                                  13,494,000      14,475,000
                                            -----------     -----------
                                            $50,382,000     $50,029,000
Segment Profit:
  Restaurants                               $ 2,860,000      $3,172,000
  Equipment                                     864,000       1,487,000
  Other                                        (603,000)     (1,071,000)
                                            -----------     -----------
                                            $ 3,121,000     $ 3,588,000
                                            ===========     ===========



                                                2000            1999
                                            -----------     -----------
Segment Assets:
  Restaurants                               $33,394,000     $32,381,000
  Equipment                                  25,022,000      24,340,000
  Other                                      34,835,000      14,314,000
                                            -----------     -----------
                                            $93,251,000     $71,035,000
                                            ===========     ===========

There were no inter-segment sales or transfers during the first six months of 2000 or 1999. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST HALF 2000 RESULTS TO 1999 RESULTS

Six month sales increased $353,000, gross profit decreased $344,000, selling, general and administrative expense decreased $81,000 and depreciation and amortization increased $204,000 resulting in an operating income decrease of $467,000. Interest expense increased by $283,000, interest income increased by $394,000, other expense increased by $86,000 and income taxes decreased by $173,000 resulting in a decrease in net income of $269,000.

RESTAURANT DIVISION. Restaurant sales increased by $1,334,000, or 3.8% and gross profit decreased by $20,000, or 0.3% in the first half of 2000 compared to the same period in the prior year. Operating income decreased $312,000, or 9.8% after deducting an increase in selling general and administrative expense of $135,000, or 12.6% and an increase in depreciation and amortization of $157,000, or 10.2%. The sales increase was mainly due to an increase in same store sales of $681,000, or 2.2%, sales from the opening of new Bickford's Restaurants of $890,000, sales from converted Abdow's of $22,000, partially offset by a decrease in sales due to closed Restaurants of $259,000. Customer counts at Restaurants operated in both periods decreased 3.3% due primarily to the severe winter weather in February 2000 and increased competition in certain market areas. In addition, the implementation by certain local communities of non-smoking regulations also reduced customer counts.

In addition to the sales increase, there was a 0.7% decrease in the gross profit percentage from 16.3% to 15.6%, and restaurant gross profit decreased by $20,000, or 0.3%, in the first half of 2000 compared to the same period in 1999. The decrease in the gross profit percentage was mainly the result of an increase in labor costs partially offset by a decrease in food costs.

Restaurant selling, general and administrative expense increased by $135,000, or 12.6%, during the first half of 2000.

Restaurant depreciation and amortization increased by $157,000, or 10.2%, during the first half of 2000. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $312,000 or 9.8% in the first half of 2000.

CUES DIVISION. Cues's sales decreased by $981,000 or 6.8% in the first half of 2000 compared to the same period in the prior year. The primary reason for the sales decrease was a decrease in sales of after market parts and a decrease in sales by one of its foreign subsidiaries. As a result of the sales decrease and a 0.1% decrease in the gross profit percentage from 31.5% in the first half of 1999 to 31.4% in the first half of 2000, gross profit decreased by $324,000, or 7.1% in the first half of 2000. Operating income decreased by $623,000, or 41.9%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $252,000, or 9.2% and an increase in depreciation and amortization expense of $47,000, or 13.7%. The increase in expenses in the first half of 2000 compared to the corresponding period in the prior year is primarily attributable to increases in selling expense including: wages resulting from both rate and headcount increases, sales and marketing expenses including an increase in west coast sales efforts, where a satellite service and sales office was established.

CORPORATE. Corporate general and administrative expenses decreased by $468,000 during the first half of 2000 primarily due to a decrease in phantom option expense of $500,000 compared with fiscal 1999. Interest expense increased by $283,000 due to a higher average debt balance in 2000. Interest income and other expense increased by $405,000 and $182,000, respectively in the first half of 2000 compared to the same period in 1999.

INCOME TAXES. Consolidated income tax expense decreased from $1,437,000 in the first half of 1999 to $1,264,000 in the first half of 2000. The decrease in tax expense resulted from a decrease in pre-tax income. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The first half of 2000 and 1999 included deferred tax expense of $868,000 and $992,000, respectively. The Company will continue to pay taxes at the rate of approximately 12%, but will recognize tax expense at a rate of approximately 40% on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the six months ended June 30, 2000 were $0.42 and $0.37 respectively. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2000 were 4,286,000 and 4,865,000, respectively. This compares to basic and diluted earnings per share of $0.48 and $0.44 per share, respectively for the corresponding period in 1999 when there were basic and diluted weighted average shares outstanding of 4,288,000 and 4,743,000, respectively. The increase in the diluted weighted average shares outstanding in the first half of 2000 compared to the first half of 1999 resulted mainly from the exercise of stock options and, to a lesser extent, an increase in the average stock market price during the first half of 2000 compared to the corresponding period in 1999. The average stock market price for the first half of 2000 was $12.70 compared to an average of $10.55 in the corresponding period of 1999. An increase in the stock price results in a slight increase in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

COMPARISON OF SECOND QUARTER 2000 RESULTS TO 1999 RESULTS

Three month sales decreased $685,000, gross profit decreased $670,000, selling, general and administrative expense decreased $187,000 and depreciation and amortization increased $114,000 resulting in an operating income decrease of $597,000. Interest expense increased by $134,000, interest income increased by $232,000, other income increased by $6,000 and income taxes decreased by $190,000 resulting in a decrease in net income of $303,000.

RESTAURANT DIVISION. Restaurant sales increased by $573,000, or 3.1% and gross profit decreased by $246,000, or 7.6% in the second quarter of 2000 compared to the same period in the prior year. Operating income decreased $370,000, or 19.2% after deducting an increase in selling general and administrative expense of $38,000, or 7.0% and an increase in depreciation and amortization of $86,000, or 11.1%. The sales increase was mainly due to an increase in same store sales of $269,000, or 1.7%, sales from the opening of new Bickford's Restaurants of $488,000, and sales from the conversion of Abdow's of $15,000, partially offset by a decrease in sales due to closed Restaurants of $199,000. Customer counts at Restaurants operated in both periods decreased 2.9% due primarily to increased competition in certain market areas and the implementation by certain local communities of non-smoking regulations.

As a result of the sales increase, partially offset by a 1.8% decrease in the gross profit percentage from 17.5% to 15.7%, restaurant gross profit decreased by $246,000, or 7.6% in the second quarter of 2000 compared to the same period in 1999. The decrease in the gross profit percentage was mainly the result of an increase in labor cost attributable to higher average hourly rates caused by a continued competitive labor market and higher variable costs.

Restaurant selling, general and administrative expense increased by $38,000, or 7.0% during the second quarter of 2000.

Restaurant depreciation and amortization increased by $86,000, or 11.1% during the second quarter of 2000. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $370,000 or 19.2% in the second quarter of 2000.

CUES DIVISION. Cues's sales decreased by $1,258,000 or 15.6% in the second quarter of 2000 compared to the same period in the prior year. The primary reason for the sales decrease was a decrease in sales of truck-mounted systems during the month of June 2000 compared to June 1999. Total sales during June decreased $1,060,000 compared to the same period in the prior year when Cues shipped an unusually large number of orders. While Cues has not benefited from a large sales month in 2000, management does not believe this is a sign of market weakness or decreasing market share. As a result of the sales decrease and a 0.5% decrease in the gross profit percentage from 31.1% in the second quarter of 1999 to 30.7% in the second quarter of 2000, gross profit decreased by $424,000, or 16.9% in the second quarter of 2000. Operating income decreased by $534,000, or 59.1%, including the effect of an increase in selling, general and administrative expense of $82,000, or 5.7% and an increase in depreciation and amortization expense of $28,000, or 16.6%. Selling, general, and administrative expenses increase primarily as a result of adding additional sales personnel and expanded market coverage.

CORPORATE. Corporate general and administrative expenses decreased by $307,000 during the second quarter of 2000 due primarily to a decrease in phantom option expense. Interest expense increased by $133,000 due to a higher average debt balance in 2000. Interest income increased by $237,000 due to the related party loan and other income decreased by $6,000, respectively in the second quarter of 2000 compared to the same period in 1999.

INCOME TAXES. Consolidated income tax expense decreased from $925,000 in the second quarter of 1999 to $735,000 in the corresponding period in 2000. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The second quarter of 2000 and 1999 included deferred tax expense of $499,000 and $637,000, respectively

EARNINGS PER SHARE. Basic and diluted earnings per share for the second quarter ended June 30, 2000 were $0.24 and $0.21 respectively. The basic and diluted weighted average number of shares outstanding for the three months ended June 30, 2000 were 4,288,000 and 4,835,000, respectively. This compares to basic and diluted earnings per share of $0.31 and $0.28 per share, respectively for the corresponding period in 1999 when there were basic and diluted weighted average shares outstanding of 4,274,000 and 4,743,000, respectively. The increase in the diluted weighted average shares outstanding in the second quarter of 2000 compared to the second quarter of 1999 resulted mainly from the exercise of stock options and to a lesser extent an increase in the average stock market price during the second quarter of 2000 compared to the corresponding period in 1999. The average stock market price for the second quarter of 2000 was $12.08 compared to an average of $10.68 in the corresponding period of 1999. An increase in the stock price results in a slight increase in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at June 30, 2000 and December 31, 1999 was $1,318,000 and $1,366,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first half of 2000, the Company had cash flow from operations of $3,174,000. The cash from operations of $3,174,000, borrowings of $2,088,000 of long term debt, collection of a related party note of $135,000, proceeds from the sale of land of $100,000, and proceeds from the exercise of common stock options totaling $119,000 funded additional advances to a related party of $2,289,000 (including the effect of a non-cash sale of trading securities of $2,181,000), net purchase of trading securities of $2,346,000, acquisition of property, plant and equipment totaling $3,108,000, the purchase of common stock of $76,000, and payment of capital lease obligations of $26,000. During the first half of 2000, current assets decreased by $6,464,000 primarily due to a reclass to long term assets of Corporate advances to a related party (see Note
2), partially offset by an increase in Cues's accounts receivable and inventory. Current liabilities increased $9,059,000 mainly due to an increase in long-term debt and accounts payable, partially offset by a decrease in accrued expenses. Current liabilities at June 30, 2000 and December 31, 1999 include $561,000 of the remaining payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock, in 1999.

During the first half of 1999, the Company had cash flow from operations of $4,619,000. The cash from operations and borrowings of $697,000 of long-term debt funded the acquisition of property, plant and equipment totaling $2,223,000, a business acquisition totaling $778,000, the purchase of Common Stock totaling $1,914,000 and the repayment of capital lease obligations of $34,000. During the first half of 1999, current assets increased by $4,301,000 primarily due to an increase in Cues's inventory and Cues's accounts receivable and Corporate advances to a related party. The Cues inventory increase of $1,724,000 resulted from an increase in work in process inventory to support an increase in production of truck-mounted systems and trucks used for sales and product demonstrations. The increase in Cues accounts receivable of $1,052,000 resulted mainly from the large sales volume in the month of June 1999. Also included in accounts receivable at June 30, 1999 are advances to a related party of $1,463,000. Current liabilities increased $3,151,000 mainly due to an increase in accounts payable and accrued expenses. Current liabilities contains $1,704,000 payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the long-term debt. With bank approval, excess funds are available under the Company's Loan Agreement to finance additional acquisitions. The Company's Revolving Loan Agreement will expire on June 30, 2001, management plans to renew the agreement.

IMPACT OF INFLATION. Inflationary factors, such as increases in food and labor costs, directly affect the Company's operation. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage, and accordingly, increases in the minimum wage will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food cost. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company's annual meeting was held on May 26, 2000. In connection therewith the Company submitted the following proposals to stockholders in its notice of Annual meeting of Stockholders and Proxy Statement dated April 21, 2000.

All of the directors of the Company were re-elected at the 2000 Annual Meeting of Stockholders, having received votes as follows:

                                  Against/                  Broker
     Nominee             For      Withheld   Abstentions   Non Votes
     -------          ---------   --------   -----------   ---------
Farrokh H. Kavarana   3,773,104     56,682            --          --
Kevin P. Lynch        3,774,104     55,682            --          --
Alexander M. Milley   3,774,104     55,682            --          --
Denis M. O'Donnell    3,774,104     55,682            --          --
Robert C. Shaw        3,774,104     55,682            --          --

A majority of the stockholders approved the Company's 2000 Incentive Stock Option Plan, voting as follows:

                                  Against/                  Broker
                         For      Withheld   Abstentions   Non Votes
                      ---------   --------   -----------   ---------
  Number of votes     3,663,232    159,819         6,735          --

A majority of the stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000, voting as follows:

                                  Against/                  Broker
                         For      Withheld   Abstentions   Non Votes
                      ---------   --------   -----------   ---------
  Number of votes     3,772,586     51,926         5,274          --


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

                                               ELXSI CORPORATION
                                     -------------------------------------
                                                  (Registrant)


Date: August 9, 2000                 /s/ ALEXANDER M. MILLEY
                                     -------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: August 9, 2000                 /s/ DAVID M. DOOLITTLE
                                     -------------------------------------
                                     David M. Doolittle, Vice President,
                                       Treasurer and Secretary (Chief Accounting
                                       Officer and Principal Financial Officer)