Form 10-Q
period 2000-09-30
ELXSI CORP /DE//
filed 2000-11-13
CIK 712843

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ---------------------


                         Commission file number    0-11877
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

Yes     [X]         No   [  ]

On October 26, 2000, the registrant had outstanding 4,204,575 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   A S S E T S

                                                           September 30,   December 31,
                                                               2000            1999
                                                           -------------   -------------
                                                             Unaudited
Current assets:

     Cash and cash equivalents                             $         957   $       1,366

     Accounts receivable, net                                      4,385           4,109

     Accounts receivable - related party                              --           7,487

     Inventories, net                                             12,639          12,206

     Prepaid expenses and other current assets                       374             280

     Deferred tax asset                                            5,832           5,832
                                                           -------------   -------------

         Total current assets                                     24,187          31,280

Property, buildings and equipment, net                            33,900          32,444

Intangible assets, net                                             5,287           5,507

Accounts receivable - related party                                9,552              --

Notes receivable - related party                                   4,307           4,442

Deferred tax asset - noncurrent                                   14,009          15,338

Other                                                              1,053             840
                                                           -------------   -------------

         Total assets                                      $      92,295   $      89,851
                                                           =============   =============


         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,    December 31,
                                                          2000             1999
                                                      -------------    -------------
                                                        Unaudited
Current liabilities:
     Accounts payable                                 $       3,835    $       3,267
     Accrued expenses                                         5,301            5,988
     Capital lease obligations - current                         50               51
     Current portion of long-term debt                        9,978            1,637
                                                      -------------    -------------
         Total current liabilities                           19,164           10,943

Capital lease obligations - non current                         976            1,014
Long-term debt                                                2,679           10,201
Other non-current liabilities                                 3,816            3,816
                                                      -------------    -------------

         Total liabilities                                   26,635           25,974

Commitments and contingencies                                    --               --

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                              --               --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding 4,204,575 and
         4,275,477 at September 30, 2000 and
         December 31, 1999, respectively                          4                4
   Additional paid-in capital                               223,203          224,118
   Accumulated deficit                                     (157,203)        (159,993)
   Accumulated other comprehensive income                      (344)            (252)
                                                      -------------    -------------

         Total stockholders' equity                          65,660           63,877
                                                      -------------    -------------

         Total liabilities and stockholders' equity   $      92,295    $      89,851
                                                      =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                  ------------------------    ------------------------
                                                                     2000          1999          2000          1999
                                                                  ----------    ----------    ----------    ----------

Net  sales                                                        $   26,593    $   28,719    $   76,975    $   78,748

Costs and expenses:
     Cost of sales                                                    21,511        22,270        61,887        61,949
     Selling, general and administrative                               2,455         2,513         7,250         7,389
     Depreciation and amortization                                     1,077           980         3,167         2,866
                                                                  ----------    ----------    ----------    ----------

Operating income                                                       1,550         2,956         4,671         6,544

Other income (expense):
     Interest income                                                     409           251         1,097           545
     Interest expense                                                   (342)         (224)         (988)         (587)
     Other                                                                23           (13)          (65)          (15)
                                                                  ----------    ----------    ----------    ----------

Income before income taxes                                             1,640         2,970         4,715         6,487

(Provision) benefit for income taxes                                    (661)       12,728        (1,925)       11,291
                                                                  ----------    ----------    ----------    ----------

Net income                                                               979        15,698         2,790        17,778

Other comprehensive income net of tax:
   Foreign currency translation adjustment                               (59)           20           (92)          (37)
                                                                  ----------    ----------    ----------    ----------

Comprehensive income                                              $      920    $   15,718    $    2,698    $   17,741
                                                                  ==========    ==========    ==========    ==========


Net income per common share:
     Basic                                                        $     0.23    $     3.67    $     0.65    $     4.15
                                                                  ==========    ==========    ==========    ==========
     Diluted                                                      $     0.21    $     3.28    $     0.58    $     3.72
                                                                  ==========    ==========    ==========    ==========
Weighted average number of common and common equivalent shares:
     Basic                                                             4,257         4,281         4,275         4,285
                                                                  ==========    ==========    ==========    ==========
     Diluted                                                           4,729         4,792         4,808         4,784
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                          Accumulated
                                         Common Stock          Additional      Accum-        Other
                                   ------------------------     Paid-In        ulated    Comprehensive
                                     Shares        Dollars      Capital       Deficit       Income
                                   ----------    ----------   ----------    ----------    ----------

Balance at December 31, 1999        4,275,477    $        4   $  224,118    $ (159,993)   $     (252)

Foreign currency translation
     adjustment, net of tax                --            --           --            --           (92)

Purchase and retirement of
     Common Stock                     (93,700)           --       (1,053)           --            --

Exercise of Common Stock options
     to purchase Common Stock          21,798            --          138            --            --

Net income                                 --            --           --         2,790            --
                                   ----------    ----------   ----------    ----------    ----------

Balance at September 30, 2000       4,203,575    $        4   $  223,203    $ (157,203)   $     (344)
                                    =========    ==========   ==========    ==========    ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                           2000              1999
                                                       -------------    --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $       2,790    $      17,778
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                             3,167            2,866
     Amortization of deferred debt costs                          20               19
     Gain on sale of land                                        (75)              --
     Gain on sale of liquor license                              (60)              --
     Net realized loss on sale of trading securities             165               --

(Increase) decrease in assets:
     Accounts receivable                                        (276)          (1,023)
     Inventories                                                (433)          (1,860)
     Prepaid expenses and other current assets                   (94)             (10)
     Deferred tax asset                                        1,329          (12,069)
     Other                                                      (325)            (249)
Increase (decrease) in liabilities:
     Accounts payable                                            568              691
     Accrued expenses                                           (687)             799
     Other non-current liabilities                                --              750
                                                       -------------    -------------
        Net cash provided by operating activities              6,089            7,692
                                                       -------------    -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Purchase of property, buildings and equipment            (4,468)          (3,408)
     Accounts receivable - related party                         116           (3,083)
     Collection of notes receivable - related party              135               --
     Proceeds from sale of land                                  100               --
     Net purchase of trading securities                       (2,346)              --
     Proceeds from sale of liquor license                        100               --
     Business acquisition                                         --             (778)
                                                       -------------    -------------
       Net cash used in investing activities                  (6,363)          (7,269)
                                                       -------------    -------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Net borrowings of long-term debt                            819            1,463
     Purchase of Common Stock                                 (1,053)          (1,914)
     Proceeds from exercise of Common Stock
         options                                                 138               25
     Principal payments of capital lease obligations             (39)             (43)
                                                       -------------    -------------
        Net cash used in financing activities          $        (135)   $        (469)
                                                       -------------    -------------

         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Nine Months Ended September 30,
                                                        2000              1999
                                                   --------------    -------------
Decrease in cash and cash equivalents              $         (409)   $         (46)

Cash and cash equivalents, beginning of period              1,366            1,587
                                                   --------------    -------------

Cash and cash equivalents, end of period           $          957    $       1,541
                                                   ==============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                   $          807    $         903
    Interest                                                1,017              550

During the current year the Company sold investments with a net market value of $2,181 to a related party.

         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with ELXSI Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Between 1991 and 1999, ELXSI sold six of its Howard Johnson's Restaurants, converted five into Bickford's Family Restaurants, and closed one when the lease expired. During the same period, ELXSI opened 16 new Bickford's and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted 10 Abdow's into Bickford's, sold two Abdow's, and closed another. During 2000, two additional Abdow's were converted to Bickford's, one was closed when the lease expired, three new Bickford's were opened, and one Bickford's was closed and is being held for subleasing. As of September 30, 2000 ELXSI operates 65 Bickford's (the "Restaurants" or "Restaurant Division").

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

NOTE 2.  ACCOUNTS RECEIVABLE - RELATED PARTY

As of September 30, 2000 the Company has outstanding approximately $13,859,000 in notes and advances to related parties. Of this, approximately $2,307,000 consists of notes receivable from ELX Limited Partnership (ELX), the proceeds of which were used to purchase ELXSI common stock. The remaining $11,552,000 million consists of a $2,000,000 note and $9,552,000 in advances to Cadmus Corporation (Cadmus). Cadmus has used the proceeds to purchase an investment portfolio comprised primarily of technology-based public equity securities. This portfolio, in combination with the personal guarantee of Alexander Milley, President and Chief Executive Officer of the Company, secures the note and advances due from Cadmus. Alexander Milley maintains a controlling interest over both ELX and Cadmus. In addition, certain other officers, directors and/or shareholders of ELX and Cadmus are officers and/or directors of the Company.

During the nine months of 2000, the Company earned interest on notes receivable from related parties at various rates and recorded $1,097,000 of interest income in the nine months ended September 30, 2000 compared to $519,000 in the same period in 1999.

NOTE 3.   COMPOSITION OF INVENTORY

Inventory is summarized in the following table.

                                        September 30,   December 31,
                                             2000            1999
                                        -------------   -------------
Inventories:
     Raw materials and finished goods   $   7,111,000   $   7,960,000
     Work in process                        5,528,000       4,246,000
                                        -------------   -------------
                                        $  12,639,000   $  12,206,000
                                        =============   =============

NOTE 4.  LONG TERM DEBT

In connection with the Bank of America (Bank) line of credit, supplemental line of credit, and Orange County Industrial Development Authority Bonds, ELXSI had covenant violations resulting from investments and advances to related parties during 1999 and the first nine months of 2000. The Company has obtained a waiver of these violations, which expires December 31, 2000. In addition, during 1999 ELXSI exceeded the capital expenditures limit included in the Orange County Industrial Development Authority Bond agreement and obtained waivers from the bank for the violation. The Bank line of credit expires on June 30, 2001.

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

Summarized financial information by business segment for the nine months ended September 30, 2000 and 1999 is summarized in the following table.

                                                  2000                 1999
                                               ------------        ------------
Revenues:
     Restaurants                               $ 56,743,000        $ 55,716,000
     Equipment                                   20,232,000          23,032,000
                                               ------------        ------------
                                               $ 76,975,000        $ 78,748,000
                                               ============        ============
Segment Operating Income:
     Restaurants                               $  4,615,000        $  5,717,000
     Equipment                                      948,000           2,436,000
     Other                                         (892,000)         (1,609,000)
                                               ------------        ------------
                                               $  4,671,000        $  6,544,000
                                               ============        ============
Segment Assets:
     Restaurants                               $ 33,491,000        $ 32,139,000
     Equipment                                   24,570,000          24,782,000
     Other                                       34,234,000          29,227,000
                                               ------------        ------------
                                               $ 92,295,000        $ 86,148,000
                                               ============        ============

There were no inter-segment sales or transfers during the first nine months of 2000 or 1999. Operating income by business segment excludes interest income, interest expense, and other income and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST NINE MONTHS OF 2000 RESULTS TO 1999 RESULTS

Nine month sales decreased $1,773,000, gross profit decreased $1,711,000, selling, general and administrative expense decreased $139,000 and depreciation and amortization increased $301,000 resulting in an operating income decrease of $1,873,000. Interest expense increased by $401,000, interest income increased by $552,000, other expense increased by $50,000 and income taxes increased by $13,216,000 resulting in a decrease in net income of $14,988,000.

RESTAURANT DIVISION. Restaurant sales increased by $1,027,000, or 1.8% and gross profit decreased by $688,000, or 7.1% in the first nine months of 2000 compared to the same period in the prior year. Operating income decreased $1,102,000, or 19.3% after deducting an increase in selling general and administrative expense of $166,000, or 10.1% and an increase in depreciation and amortization of $248,000, or 10.6%. The sales increase was mainly due to an increase in same store sales of $430,000, or 0.9%, sales from the opening of new Bickford's Restaurants of $1,352,000, sales increases from the converted Abdow's of $53,000, partially offset by a decrease in sales due to closed Restaurants of $808,000. Customer counts at Restaurants operated in both periods decreased 4.0% due primarily to the severe winter weather in February 2000 and increased competition in certain market areas. In addition, the implementation by certain local communities of non-smoking regulations also reduced customer counts.

In addition to the sales increase, there was a 1.5% decrease in the gross profit percentage from 17.4% to 15.9%, and restaurant gross profit decreased by $688,000, or 7.1%, in the first nine months of 2000 compared to the same period in 1999. The decrease in the gross profit percentage was mainly the result of an increase in labor costs.

Restaurant selling, general and administrative expense increased by $166,000, or 10.1%, during the first nine months of 2000 as a result of increased staffing.

Restaurant depreciation and amortization increased by $248,000, or 10.6%, during the first nine months of 2000. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $1,102,000 or 19.3% in the first nine months of 2000.

CUES DIVISION. Cues's sales decreased by $2,800,000 or 12.2% in the first nine months of 2000 compared to the same period in the prior year. The primary reason for the sales decrease was a decrease in sales of truck mounted systems, after market parts and a decrease in sales by one of its foreign subsidiaries. As a result of the sales decrease and a 0.8% decrease in the gross profit percentage from 30.9% in the first nine months of 1999 to 30.1% in the first nine months of 2000, gross profit decreased by $1,023,000, or 14.3% in the first nine months of 2000. Operating income decreased by $1,488,000, or 61.1%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $412,000, or 9.9% and an increase in depreciation and amortization expense of $53,000, or 10.0%. The increase in expenses in the first nine months of 2000 compared to the corresponding period in the prior year is primarily attributable to increases in selling expense including: wages resulting from both rate and headcount increases, sales and marketing expenses including an increase in west coast sales efforts, where a satellite service and sales office was established.

CORPORATE. Corporate general and administrative expenses decreased by $717,000 during the first nine months of 2000 primarily due to a decrease in phantom option expense of $750,000 compared with fiscal 1999. Interest expense increased by $397,000 due to a higher average debt balance in 2000. Interest income (as a result of related party notes receivable) and other expense increased by $570,000 and $182,000, respectively in the first nine months of 2000 compared to the same period in 1999.

INCOME TAXES. Consolidated income tax expense in the first nine months of 2000 was $1,925,000 compared to an income tax benefit of $11,291,000 in the first nine months of 1999. Both periods include non-cash expense (benefit) resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The first nine months of 1999 included a deferred tax benefit of $12,069,000 compared to deferred tax expense of $1,329,000, in the corresponding period of 2000. The Company will continue to pay taxes at the rate of approximately 12%, but will recognize tax expense at a rate of approximately 40% on future quarterly and annual income statements.

EARNINGS PER SHARE. Basic and diluted earnings per share for the nine months ended September 30, 2000 were $0.65 and $0.58, respectively. The basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 2000 were 4,275,000 and 4,808,000, respectively. This compares to basic and diluted earnings per share of $4.15 and $3.72 per share, respectively for the corresponding period in 1999 when there were basic and diluted weighted average shares outstanding of 4,285,000 and 4,784,000, respectively. The decrease in the diluted weighted average shares outstanding in the first nine months of 2000 compared to the first nine months of 1999 resulted mainly from the repurchase and retirement of Common Stock. The average stock market price for the first nine months of 2000 was $12.21 compared to an average of $11.16 in the corresponding period of 1999. An increase in the stock price results in a slight increase in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

COMPARISON OF THIRD QUARTER 2000 RESULTS TO 1999 RESULTS

Three month sales decreased $2,126,000, gross profit decreased $1,367,000, selling, general and administrative expense decreased $58,000 and depreciation and amortization increased $97,000 resulting in an operating income decrease of $1,406,000. Interest expense increased by $118,000, interest income increased by $158,000, other income increased by $36,000 and income taxes expense increased by $13,389,000 resulting in a decrease in net income of $14,719,000.

RESTAURANT DIVISION. Restaurant sales decreased by $307,000, or 1.5% and gross profit decreased by $668,000, or 17.1% in the third quarter of 2000 compared to the same period in the prior year. Operating income decreased $790,000, or 31.0% after deducting an increase in selling general and administrative expense of $31,000, or 5.5% and an increase in depreciation and amortization of $91,000, or 11.5%. The sales decrease was mainly due to an decrease in same store sales of $252,000, or 1.4%, a decrease in sales due to closed Restaurants of $548,000 partially offset by an increase in sales from the opening of new Bickford's Restaurants of $462,000, and an increase in sales from the conversion of Abdow's of $31,000. Customer counts at Restaurants operated in both periods decreased 5.6% due primarily to increased competition in certain market areas and the implementation by certain local communities of non-smoking regulations.

As a result of the sales decrease and a 3.1% decrease in the gross profit percentage from 19.4% to 16.3%, restaurant gross profit decreased by $668,000, or 17.1% in the third quarter of 2000 compared to the same period in 1999. The decrease in the gross profit percentage was mainly the result of an increase in labor cost attributable to higher average hourly rates caused by a continued competitive labor market, higher variable costs and the inefficiencies related to the decline in customers.

Restaurant selling, general and administrative expense increased by $31,000, or 5.5% during the third quarter of 2000.

Restaurant depreciation and amortization increased by $91,000, or 11.5% during the third quarter of 2000. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $790,000 or 31.0% in the third quarter of 2000.

CUES DIVISION. Cues's sales decreased by $1,819,000 or 21.3% in the third quarter of 2000 compared to the same period in the prior year. The primary reason for the sales decrease was a decrease in sales of truck-mounted systems. While Cues has not benefited from a large sales month in 2000, management does not believe this is a sign of market weakness or decreasing market share. As a result of the sales decrease and a 2.3% decrease in the gross profit percentage from 29.7% in the third quarter of 1999 to 27.4% in the third quarter of 2000, gross profit decreased by $699,000, or 27.5% in the third quarter of 2000. Operating income decreased by $865,000, or 91.1%, including the effect of an increase in selling, general and administrative expense of $160,000, or 11.4% and an increase in depreciation and amortization expense of $6,000, or 3.2%. Selling, general, and administrative expenses increased primarily as a result of adding additional sales personnel and expanded market coverage.

CORPORATE. Corporate general and administrative expenses decreased by $249,000 during the third quarter of 2000 due primarily to a decrease in phantom option expense. Interest expense increased by $115,000 due to a higher average debt balance in 2000. Interest income increased by $165,000 due to an increase in advance to a related party receivable in the third quarter of 2000 compared to the same period in 1999.

INCOME TAXES. Consolidated income tax expense decreased from a benefit of $12,728,000 in the third quarter of 1999 to expense of $661,000 in the corresponding period in 2000. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The third quarter of 2000 included deferred tax expense of $461,000 compared to a deferred tax benefit of $13,061,000 in the corresponding period of 1999.

EARNINGS PER SHARE. Basic and diluted earnings per share for the third quarter ended September 30, 2000 were $0.23 and $0.21 respectively. The basic and diluted weighted average number of shares outstanding for the three months ended September 30, 2000 were 4,257,000 and 4,729,000, respectively. This compares to basic and diluted earnings per share of $3.67 and $3.28 per share, respectively for the corresponding period in 1999 when there were basic and diluted weighted average shares outstanding of 4,281,000 and 4,792,000, respectively. The decrease in the diluted weighted average shares outstanding in the third quarter of 2000 compared to the third quarter of 1999 resulted mainly from the repurchase and retirement of Common Stock. The average stock market price for the third quarter of 2000 was $11.22 compared to an average of $12.39 in the corresponding period of 1999. An increase in the stock price results in a slight increase in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at September 30, 2000 and December 31, 1999 were $957,000 and $1,366,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first nine months of 2000, the Company had cash flow from operations of $6,089,000. The cash from operations of $6,089,000, borrowings of $819,000 of long term debt, collection of accounts receivable - related party of $116,000, collection of a related party note of $135,000, proceeds from the sale of land of $100,000, proceeds form the sale of a liquor license of $100,000 and proceeds from the exercise of common stock options totaling $138,000 funded additional net advances to a related party of $2,065,000 (including the effect of a non-cash sale of trading securities of $2,181,000), net purchase of trading securities of $2,346,000, acquisition of property, plant and equipment totaling $4,468,000, the purchase of common stock of $1,053,000, and payment of capital lease obligations of $39,000. During the first nine months of 2000, current assets decreased by $7,093,000 primarily due to a reclass to long term assets of Corporate advances to a related party (see Note 2), partially offset by an increase in Cues's accounts receivable and inventory. Current liabilities increased $8,221,000 mainly due to an increase in the current portion of long-term debt and accounts payable, partially offset by a decrease in accrued expenses. Current liabilities at September 30, 2000 and December 31, 1999 include $561,000 of the remaining payable to stockholders related to the Company's June 28, 1999 reverse stock split, which resulted in the repurchase and retirement of 157,000 shares of Common Stock, in 1999.

During the first nine months of 1999, the Company had cash flow from operations of $7,692,000. The cash from operations, long-term debt borrowings of $1,463,000 and proceeds from the exercise of common stock options totaling $25,000 funded the acquisition of property, plant and equipment totaling $3,408,000, the advances to a related party of $3,083,000, a business acquisition totaling $778,000, the purchase of Common Stock totaling $1,914,000 and the repayment of capital leases obligations of $43,000. During the first nine months of 1999, current assets increased by $5,303,000 primarily due to increases in Cues's inventory, and accounts receivable and Corporate advances to a related party. The Cues inventory increase of $1,910,000 resulted from an increase in work in process inventory to support an increase in production of truck-mounted systems and trucks used for sales and product demonstrations. The increase in Cues accounts receivable of $1,051,000 resulted mainly from the large sales volume in the month of September 1999. Also included in current assets is an increase in an account receivable from a related party totaling $3,083,000 at September 30, 1999 (see Note 2). Partially offsetting the increase in current assets, current liabilities increased $1,874,000 mainly due to an increase in accounts payable and accrued expenses.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund current operations including the interest payments on the long-term debt. With bank approval, excess funds are available under the Company's Loan Agreement to finance additional acquisitions. The Company's Revolving Loan Agreement will expire on June 30, 2001 and management plans to renew the agreement.

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


                                                 ELXSI CORPORATION
                                      --------------------------------------
                                                    (Registrant)



Date: November 7, 2000                /s/ ALEXANDER M. MILLEY
                                      --------------------------------------
                                      Alexander M. Milley,
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 7, 2000                /s/ DAVID M. DOOLITTLE
                                      --------------------------------------
                                      David M. Doolittle, Vice President,
                                       Treasurer and Secretary (Chief Accounting
                                       Officer and Principal Financial Officer)