Form 10-K
period 2000-12-31
ELXSI CORP /DE//
filed 2001-03-30
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 2000

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to
                                         -------------   -------------

                         Commission file number 0-11877

                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       77-0151523
  -------------------------------          -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    3600 Rio Vista Avenue, Suite A, Orlando FL              32805
    ------------------------------------------            ----------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (407) 849-1090
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
             None                                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, par value $0.001, and associated Common Stock Purchase Rights
   ---------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on February 16, 2001, as reported by The Nasdaq Stock Market was $27,707,000. On February 16, 2001, the Registrant had outstanding 4,272,216 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in May 2001 are incorporated by reference into Part III.

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

                                     PART I


ITEM 1.  BUSINESS

GENERAL

ELXSI Corporation (the "Company") is a Delaware corporation with one direct, wholly-owned subsidiary, ELXSI, a California corporation ("ELXSI"). ELXSI's operations consist of two business segments: restaurant operations and equipment manufacturing.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare names and 12 restaurants operating under the Howard Johnson's name, located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut, from Marriott Family Restaurants, Inc. ("Marriott") for a purchase price of approximately $23,867,000 (including transaction fees and costs).

Between 1991 and 1999, ELXSI sold six of its Howard Johnson's restaurants, closed one and converted five of the remaining six Howard Johnson's into Bickford's Family Restaurants. During the same period, ELXSI opened 16 new Bickford's Family Restaurants ("Bickford's Restaurant") and acquired 16 Abdow's Family Restaurants ("Abdow's"). ELXSI subsequently converted ten Abdow's into Bickford's Restaurant, sold two Abdow's and closed another Abdow's.

During 2000, five new Bickford's Restaurants were opened, in New Bedford, Stoneham and Haverhill, Massachusetts; and Keene and Dover, New Hampshire. In addition, one Bickford's Restaurant and one Abdow's were closed while the remaining two Abdow's were converted to Bickford's Restaurants. On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), the Bickford's Restaurants and substantially all of its related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, Bickford's Family Restaurants, Inc. ("BFFI"). As of December 31, 2000, the Company had 67 Bickford's Restaurants owned and operated by BFFI (the "Restaurants" or "Restaurant Division").

On October 30, 1992, ELXSI acquired Cues, Inc., of Orlando, Florida and its two wholly-owned subsidiaries, Knopafex, Ltd., of Toronto, Canada, and Cues B.V., of Maastricht, The Netherlands. The Cues business in the United States is owned and operated as a division of ELXSI. Cues, Knopafex Ltd. and Cues B.V. are hereinafter collectively referred to as "Cues" or the "Cues Division". Cues is principally engaged in the manufacturing and servicing of video inspection and rehabilitation equipment for wastewater and drainage systems primarily for municipalities, service contractors and industrial users.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reference is made to the information set forth in Note 11 (Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

RESTAURANT DIVISION

Restaurant Division sales were $76,284,000, $73,916,000 and $71,517,000 in 2000,
1999 and 1998, respectively, representing 73.6%, 71.0% and 72.6% of the total sales of the Company during 2000, 1999 and 1998, respectively.

The Restaurants are family-oriented facilities that offer full-service and relatively inexpensive meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low- to moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.49 and $8.99, with the average customer check being approximately $6.26, $5.93, and $5.68 in 2000, 1999 and 1998, respectively. Major categories of menu items are pancakes, waffles, french toast, eggs and omeletts, "country" dinners, soups and side orders, salads, hamburgers, sandwiches, and desserts. Breakfast items and coffee have accounted for approximately 70% of all food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week. Most Restaurants are open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends, with some open 24 hours on the weekends and others open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families, and to a lesser extent senior citizens, who tend to be attracted to the high-quality, low- to moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurant Division's success. The Company believes that repeat business accounts for a majority of Restaurant sales.

Each of the Bickford's Restaurants generally consists of a free-standing building that covers approximately 2,700 to 7,400 square feet, and are typically located adjacent to major roads and highways and/or shopping malls. Nearly all of the Restaurants contain two dining areas designated as smoking or non-smoking when the local community allows smoking. At December 31, 2000, 16 of the Restaurant buildings were owned, while the remaining 52 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 90 to 257 people. Eight of the Bickford's Restaurants provide counter service.

RESTAURANT EXPANSION AND RENOVATION

Capital expenditures during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                        2000         1999         1998
                                     ----------   ----------   ----------
         Expansion                   $3,392,000   $1,327,000   $  942,000
         Conversions                    316,000      148,000           --
         Purchase leased property       240,000           --      641,000
         Renovation                          --           --      279,000
         Refurbishment & equipment
              replacements            2,234,000    2,289,000    1,887,000
                                     ----------   ----------   ----------
                                     $6,182,000   $3,764,000   $3,749,000
                                     ==========   ==========   ==========

Earnings from operations funded the majority of the above capital expenditures. The purchase of the leased properties in 1998 was primarily made with the proceeds of mortgage financing.

The Company currently plans to spend approximately $2,675,000 for renovations, refurbishments and equipment replacements and approximately $825,000 for Restaurant expansion and additions during 2001. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units, and, to a lesser extent, from price increases. The Company believes that these programs contribute to same store sales increases.

Sales at same Bickford's Restaurants increased 2.1% in 2000 (56 Restaurants), increased 3.1% in 1999 (51 Restaurants), and increased 6.2% in 1998 (48 Restaurants) over the prior year's sales. Customer counts at these same Restaurants decreased 3.1% in 2000, decreased 0.9% in 1999 and increased 3.2% in 1998 as compared to the prior year's counts.

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


SOURCES AND AVAILABILITY OF MATERIALS

Food supplies are distributed by various Company-approved wholesalers and purveyors, who deliver directly to each Restaurant based on the quoted cost of individual food items. Essential supplies and raw materials are available from several sources, and the Company is not dependent upon any one supplier for its food supplies. These purchases from suppliers are generally done on a verbal purchase order basis and without any long-term commitments or contracts. The Company does not maintain or engage in any warehousing or commissary operations.


SEASONALITY

The Restaurants generally experience slightly higher revenues in the summer months.


CUSTOMERS

The Restaurants are not dependent upon a single customer or group of customers, although a large portion of each Restaurant's customers live within a five mile radius thereof and, accordingly, repeat customers are important to the Bickford's Division's success. See the fourth paragraph of this "Restaurant Division" section above.


COMPETITION

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains, many of whom are larger and have greater financial resources than the Company. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with its low- to moderately-priced menu items, will continue to attract customers. In recent years there has been an increase in the number of restaurants offering buffet-style dining in New England. In addition, the Restaurants have faced increased competition in recent years from the expansion of upscale casual dining chains. The Company believes that the freshness of its food and its reasonable pricing compare favorably to these buffet concepts.


EMPLOYEES

At December 31, 2000, the Restaurant Division employed 2,859 persons, of which 2,268 were part-time hourly employees, 341 were full-time hourly employees and 250 were salaried personnel. This was approximately the same number of employees employed as of December 31, 1999. None of the Restaurant Division's employees are represented by a union.

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


CUES DIVISION

The Cues Division sales were $27,426,000, $30,227,000 and $27,049,000 in 2000,
1999 and 1998, respectively, representing 26.4%, 29.0%, and 27.4% of the total sales of the Company during 2000, 1999 and 1998, respectively.

Cues manufactures systems, utilizing closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures unnecessarily burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network the treatment plant may become overwhelmed, resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. Cues also designs and sells a range of portable systems that may be hand carried or mounted on a wheeled dolly for ease of transport to difficult access locations. In addition, Cues provides product servicing and replacement parts for its customers. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not directly engaged in the service business of maintaining and repairing sewer lines but primarily focuses on designing and manufacturing equipment for these uses.


INSPECTION AND REHABILITATION EQUIPMENT

Cues's inspection and sealing equipment are integrated systems that provide the capability of inspecting underground sewer lines via remote control television cameras. The systems have the capability of creating a permanent record on videotape of pipe conditions recording distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for detecting leaking joints through an air pressure testing device and applying chemical sealant to repair small pipe fractures and leaking joints.

Cues also manufactures and sells a line of remotely-operated robotic cutting devices. These cutting devices reinstate or open lateral sewer lines, which are smaller-diameter pipes leading from residences or businesses into the main sewer pipes. The laterals become blocked during the insite process of relining the walls of mainline pipes with various resin based cured in place materials.

Cues's inspection, cutting and sealing systems are placed in sewer lines through manholes. The television camera, positioned using either a motorized transporter or pulled on a skid assembly, relays a television picture of the interior of the sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three-inch-diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, Cues inspection and sealing equipment gives customers a permanent record of the condition of their sewer lines. If the television camera inspection of a sewer line reveals a leaking joint or pipe fracture, sealing equipment can be introduced and positioned through use of the camera to make the repair. Once the sealing module is positioned, inflatable packers seal off the line at either end of the damaged area and a chemical sealant is applied that penetrates the leak or fracture as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

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

Cues designed and wrote DataCap 3.0(TM) software, a data collection program, which offers the ability to electronically grab still frame picture images and capture video clips of pipe conditions. The images along with other inspection data such as site address, manhole information, defect severity, slope inclination or gradient, distance and chemical sealing information is stored in a database format and may be transmitted via internet or facsimile for remote review. The data can also be sorted, searched and printed on reports that include pictures, graphs and text. The advantage of a computer program over the traditional videotape is primarily time savings for the city engineers who are required to review inspection reports and catalog pipe conditions. The DataCap is designed to operate on Windows95(TM), Windows98(TM), WindowsNT(TM) and Windows2000(TM). By hiring in-house software engineers to design and write the computer code, management believes Cues has an advantage over competing products by allowing Cues to be more responsive to customer requests for customized reports and features. The DataCap software is installed on shock mounted computer hardware designed and built by Cues to be rugged for the truck environment. During 1999, Cues signed a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of asset management software to municipalities. The agreement allows the interchange of data between the DataCap and Hansen Infrastructure Management Solution software's and will assure users the ability to easily import and export files between the two database programs.

PRODUCT SERVICING, REPLACEMENT PARTS AND CHEMICALS

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Milpitas, California; Toronto, Canada; and Maastricht, The Netherlands. In Orlando, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles, generators furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $320,000, $547,000 and $185,000, during the years 2000, 1999 and 1998, respectively. The increase in warranty expense during 1999 was related to a specific product, which continued to have a lesser effect in 2000.


PRODUCT DEVELOPMENT

Cues has an ongoing program to improve its existing products and develop new products. During the 12 months ended December 31, 2000, 1999 and 1998, approximately $282,000, $264,000 and $360,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 2001, Cues currently plans to spend approximately $300,000 (exclusive of such personnel expenses) for product development activities.


SOURCE AND AVAILABILITY OF RAW MATERIALS

Cues manufactures certain components of its system and purchases others. Purchased components include television camera modules, monitors, video recorders, computer components, generators and vehicles, all of which are available from a number of sources. These purchases from suppliers are done on a purchase order basis and without any long-term commitments or contracts.

Cues has agreements with Orlando area truck dealers to deliver truck bodies that are used in the manufacture of its mobile units. Under these agreements, Cues reimburses the dealers' floor plan financing costs for those vehicles held by the dealer until delivery. Cues does not have any other commitments or contracts with its truck dealers. Management believes that alternative sources for truck chassis are available and that the loss of any of its current dealers would not have a material adverse effect on Cues.


MARKETING

Cues markets its products and services in the United States though 14 direct salesmen. In certain geographic areas of the country, Cues markets it products and services through independent representatives which are non-exclusive (to
Cues), none of whom accounted for more than 5% of the Cues Division's revenues in any of the last three years. The Company believes that the loss of any of these salesman or representatives would not have a material adverse effect on the Cues Division. Cues also employs technical service representatives located in Orlando, Toronto and Maastricht.

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more than 5% of Cues's 2000, 1999 or 1998 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 2000, 1999 and 1998, export sales to foreign countries represented approximately 14%, 14% and 13% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, the currency and payment risk are minimized.

The Cues Division historically has not experienced any material problems or risks in distributing and selling products outside the United States, other than those normally associated with such efforts (e.g., language barriers, time differences, customs regulations and complications relative to the conforming of equipment to local electronic, video, vehicle and other standards).


COMPETITION

Competition for the types of product sold by Cues is based mostly on price, features, service and reliability. Management believes that it competes effectively in each of these respects. Management also believes that there are five companies which produce and sell products that are competitive with those produced by Cues. A significant portion of sales are generated through a bidding process initiated by municipalities. This process is extremely price sensitive, requiring Cues to meet or beat competitors' bids in order to secure sales.


ACQUISITION

During June 1999, Cues acquired the inventory and other assets associated with a competitor's product line for $778,000 in cash. The other assets include tangible and intangible assets including trade names, patents, customer and vendor lists, product literature and engineering drawings. The intangible assets are being amortized over ten years in the Company's financial statements.


EMPLOYEES

At December 31, 2000 Cues had 181 full- and part-time employees. This includes four employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

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


ITEM 2.  PROPERTIES

Bickford's Family Restaurants leases land and/or buildings at 52 of its 68 restaurants, under lease agreements expiring (including extension options) on various dates through 2032. The majority of these leases are "triple net", requiring Bickford's Family Restaurants to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments plus a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 2000:

                                   Owned          Leased           Total
                                -----------     -----------     -----------

      Massachusetts                      11              31              42
      Connecticut                         2               8              10
      Rhode Island                        1               5               6
      New Hampshire                       2               7               9
      Vermont                            --               1               1
                                -----------     -----------     -----------
           Total                         16              52              68
                                -----------     -----------     -----------

Bickford's Family Restaurants also owns a 4,000 square foot building in Boston, Massachusetts, which is used for the Restaurant Division management and administrative headquarters. ELXSI owns a 48,000 square foot office and manufacturing facility in Orlando, Florida, of which 36,000 square feet are currently being utilized by its Cues Division for manufacturing, while the remaining 12,000 square feet are being utilized for Cues and Corporate selling, general, and administrative functions. The old Cues Division facility consisting of 26,000 square feet is being partially used for manufacturing and storage, while approximately 2,000 square feet are being rented to a third party. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, The Netherlands and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

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

There were no matters submitted to vote of stockholders during the fourth quarter of 2000.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded in the National Market System of The Nasdaq Stock Market ("Nasdaq"), under the symbol ELXS. The following table sets forth high and low closing sales prices for the fiscal quarters indicated, as reported by Nasdaq.

                                              2000                                  1999
                                 ------------------------------       --------------------------------
                                      High             Low                 High               Low
                                 --------------    ------------       --------------    --------------
           First Quarter         $       15.000    $     11.125       $       13.000    $       9.750
           Second Quarter                14.000           8.000               11.625            9.750
           Third Quarter                 12.125           9.063               14.750            8.531
           Fourth Quarter                11.750           9.000               14.750            9.563

On March 14, 2001, the reported last sale price for the Company's Common Stock was $10.438 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


HOLDERS

As of February 16, 2001 there were 298 holders of record of the Company's Common Stock.


DIVIDEND HISTORY

The Company has never paid a cash dividend. Management will consider paying dividends depending on future earnings and cash flows of the Company and other relevant considerations.


STOCK TRANSFER AGENT

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)

                                                                       YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ---------    ---------    ---------    ---------    ---------
NET SALES                                        $ 103,710    $ 104,143    $  98,566    $  86,945    $  82,743
COSTS AND EXPENSES:
    Cost of sales                                  (83,594)     (81,703)     (77,327)     (68,406)     (66,603)
    General and administrative                      (9,544)      (9,014)      (9,269)      (7,924)      (7,362)
    Depreciation and amortization                   (4,318)      (3,870)      (3,529)      (3,176)      (2,775)
    Interest income                                  1,500          801          583        1,287          111
    Interest expense                                (1,303)        (832)        (807)      (1,420)      (1,495)
    Other (expense) income                            (272)        (293)        (193)        (239)         432
    Benefit (provision) for income taxes             6,890       11,118       (3,234)       7,312        2,332
                                                 ---------    ---------    ---------    ---------    ---------

Net income                                       $  13,069    $  20,350    $   4,790    $  14,379    $   7,383
                                                 =========    =========    =========    =========    =========
Net income per common share
    Basic                                        $    3.08    $    4.75    $    1.09    $    3.19    $    1.60
                                                 =========    =========    =========    =========    =========
    Diluted                                      $    2.75    $    4.25    $     .98    $    2.98    $    1.56
                                                 =========    =========    =========    =========    =========

Weighted average number of common and
   common equivalent shares
    Basic                                            4,246        4,283        4,400        4,504        4,606
    Assumed conversion of options and warrants         512          508          486          328          139
                                                 ---------    ---------    ---------    ---------    ---------
    Diluted                                          4,758        4,791        4,886        4,832        4,745
                                                 =========    =========    =========    =========    =========

Dividends                                                0            0            0            0            0
                                                 =========    =========    =========    =========    =========

OTHER DATA:

Working capital                                  $   6,863    $  20,733    $  11,574    $  12,403    $   9,090
Total assets                                       102,522       89,851       66,636       67,661       61,143
Capitalized leases and long term debt               13,253       12,903        8,665       12,354       20,704
Stockholders' equity                                75,179       63,877       45,560       43,172       28,913

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

See Note 1 to the Consolidated Financial Statements for background on the Company.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal years consist of four 13-week quarters (and, accordingly, one 52-week period) ending on the last Saturday in December; this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year. The Restaurant Division's 2000 fiscal year included a 53rd week.

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").


YEAR ENDED DECEMBER 31, 2000

RESTAURANT DIVISION. The Restaurants had sales of $76,284,000, cost of sales of $64,008,000, selling, general and administrative expenses of $2,469,000 and depreciation and amortization expense of $3,550,000, which yielded operating income of $6,257,000. In addition, the Restaurants had $158,000 of interest expense, related primarily to mortgage loans and capital leases, and other expense of $172,000, related to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $5,927,000.

CUES DIVISION. Cues had sales of $27,426,000, cost of sales of $19,586,000, selling, general and administrative expenses of $6,023,000 and depreciation and amortization expense of $768,000, which yielded operating income of $1,049,000. In addition, Cues had $164,000 of interest expense, $9,000 of interest income and $76,000 of other income, resulting in income before taxes of $970,000.

CORPORATE. Corporate general and administrative expenses were $1,052,000. The major components of these expenses were $690,000 in management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

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

Corporate interest income was $1,491,000, consisting primarily of interest on loans to related parties (see Note 6 to the Consolidated Financial Statements). Corporate interest expense was $981,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is Bank of America, N.A. ("BofA"); Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 2000, the Company recorded a consolidated tax benefit of $6,890,000, consisting of a current tax provision on pre-tax earnings, offset by a net tax benefit generated by an intercompany transfer of assets and utilization of net operating loss carryforwards.

In December 2000 ELXSI transferred the assets of the Restaurant Division, in a taxable transaction, to a newly formed, wholly owned subsidiary. The transfer of the Restaurant Division was structured to put in place a more efficient corporate structure, allowing the Company to more easily raise capital, thereby reducing interest carrying charges, and potentially increase the overall valuation of the ELXSI assets. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Division prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein. For tax purposes, the gain on the transfer of these assets created a current state tax liability of $2,360,000 and a federal alternative minimum tax liability of $592,000, which are reflected in the current tax provision. For federal income tax purposes, the gain was offset with net operating loss carryforwards, creating a deferred tax benefit of $10,057,000. In accordance with FAX 109, $12,417,000 has been reflected as a prepaid asset to reflect the federal and state tax impacts of inter-company profits related to this transaction.

Management evaluates the likelihood of future earnings during the remaining life of its net operating loss and tax credit carryforwards and the anticipated realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. Taking into account reasonable and prudent tax planning strategies and future income projections, the net deferred tax asset of $19,459,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining lives. The remaining valuation allowance is necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, the ability of the Company to realize budgeted future taxable income, and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards under sections 382 and 383 of the Internal Revenue Code (IRC). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur - and no assurance can be given that one will not occur - factors such as the number of common shares issued and outstanding, the market price of such shares, and short term treasury rates would be used under the current tax laws to determine the amount of the tax loss and credit carryforwards that can be utilized each year.

Recording the net tax benefit in 2000 resulted in an increase in net income and basic earnings per share of $7,753,000 and $1.83 ($1.63 diluted earnings per share), respectively.

EARNINGS PER SHARE. The 2000 basic and diluted earnings per share were $3.08 and $2.75, respectively. The 2000 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,246,000 and 4,758,000, respectively. The average stock price during 2000 was $11.83 and the market price at December 31, 2000 was $9.25.


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

CORPORATE. Corporate general and administrative expenses were $1,334,000. The major components of these expenses were $650,000 in management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), a $220,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 10 of the Consolidated Financial Statements and the Company's proxy statement for further information), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

Corporate interest income was $777,000, consisting primarily of interest on loans to related parties (see Note 6 to the Consolidated Financial Statements). Corporate interest expense was $508,000, consisting primarily of the interest charges on senior bank debt.

During 1999, the Company recorded a current consolidated tax provision of $1,036,000 and a deferred tax benefit of $12,154,000, resulting in a net income tax benefit of $11,118,000. The Company's 1999 review of its deferred tax asset valuation allowance indicated that it is more likely than not that additional carryforward tax benefits will be realized, due to the Company's historical, continued and increasing profitability and the significantly reduced possibility of an ownership change brought about as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder (see the Company's most recent Proxy Statement for further information). Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the valuation allowance by $12,154,000 during 1999. The resulting net deferred tax asset of $21,170,000 represented the amount of net operating loss and tax credit carryforwards that management believed more likely than not would be realized over their remaining lives. The remaining valuation allowance was necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

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

CORPORATE. Corporate general and administrative expenses were $1,998,000. The major components of these expenses were a $900,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 10 to the Consolidated Financial Statements and the Company's most recent Proxy Statement for further information), $623,000 in management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

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


COMPARISON OF 2000 RESULTS TO 1999 RESULTS

Sales during 2000 decreased by $433,000, or 0.4%, gross profit decreased by $2,324,000, or 10.4%, selling, general and administrative expense increased by $530,000, or 5.9%, and depreciation and amortization increased by $448,000, or 11.6%, resulting in a decrease in operating income of $3,302,000, or 34.5%, in each case as compared to 1999. Interest expense increased by $471,000, or 56.6%, interest income increased by $699,000, or 87.3%, and other expense decreased by $21,000, or 7.2%. In 2000, the Company recorded an income tax benefit of $6,890,000 compared to an income tax benefit of $11,118,000 in 1999. The above changes resulted in a decrease in net income of $7,281,000, or 35.8%, in 2000 compared to 1999.

RESTAURANT DIVISION. Restaurant sales increased by $2,368,000, or 3.2%, in 2000. Approximately $1,245,000 of the sales increase was the result of the 53rd week in 2000 compared to 1999, which comprised 52 weeks. Same store sales, including the 53rd week, increased $1,375,000, or 2.1% in 2000. Also contributing to the 2000 sales increase were sales at new Restaurants totaling $2,115,000 and sales increases at converted restaurants totaling $171,000, partially offset by lost sales due to closed Restaurants and a decrease in customer counts for all stores combined of approximately 2.1%. The same store Restaurant sales increase was mainly a result of a menu price increase and the effect of the 53rd week, partially offset by a decrease in customer counts of 3.1%. The decrease in customer counts was primarily due to the impact of adverse weather, new competition in certain market areas, the negative effect of the implementation of local non-smoking regulations, shopping center closings and construction on a number of restaurants. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurant gross profit decreased by $992,000, or 7.5%, and gross profit as a percentage of sales decreased 1.9% in the 53 weeks ended December 31, 2000 compared to the 52 weeks ended 1999. Labor costs as a percentage of sales increased by 1.4%, from 36.4% in 1999 to 37.8% in 2000, due to competitive economic pressures causing higher average rates of pay, increased staffing during peak business periods in order to enhance customer service and inefficiencies caused by the customer declines. Variable costs including advertising increased by 0.4%, while fixed costs were flat and food costs decreased by 0.2% as a percentage of sales in 2000 compared to 1999.

Restaurant selling, general and administrative expense increased by $352,000, or 16.6%, during 2000 compared to 1999 as a result of headcount and salary increases.

Restaurant depreciation and amortization expense increased by $404,000, or 12.8%, during 2000 as compared to 1999. Restaurant depreciation and amortization expense is anticipated to increase each year with the addition of new restaurants.

As a result of the above, Restaurant Division operating income decreased by $1,748,000, or 21.8%, in 2000 compared to 1999.

CUES DIVISION. Cues's sales decreased by $2,801,000, or 9.3%, in 2000 compared to 1999. As a result of this decrease and a 1.7% decrease in Cues's gross profit percentage in 2000 compared to 1999, gross profit decreased by $1,332,000, or 14.5%. Management does not believe the decrease in sales is related to a loss of market share, rather management believes the decrease was the result of temporary softness in the market for inspection and rehabilitation equipment. The decrease in the gross profit margin was the result of an increase in the reserve for slow moving inventory, increases in salaries and benefits resulting from rate and head count increases and, to a lesser extent, reductions in selling prices as a result of competitive pricing pressures. Selling, general and administrative expenses increased by $460,000, or 8.3%, and depreciation and amortization expense increased by $44,000, or 6.1%. The increase in selling, general and administrative expenses was primarily related to an increase in selling expense due to an increase in headcount, facility and support infrastrucure in anticipation of generating higher sales volumes partially offset by a decrease in warranty expense. The net result of the above produced a decrease in operating income of $1,836,000, or 63.6%, in 2000 compared to 1999.

CORPORATE. Corporate's general and administrative expenses decreased by $282,000, or 21.1%, during 2000 compared to 1999, mainly due to a decrease in the Bickford's management compensation accrual related to its Phantom Stock Option Plan, offset in part by a marginal increase in management fee expense. Phantom option expense decreased from $220,000 in 1999 to $0 in 2000. Interest expense increased by $473,000, or 93.1%, in 2000 compared to 1999, and interest income increased by $714,000, or 91.9% in 2000 compared to 1999, mainly due to the related party loans to Cadmus.


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

RESTAURANT DIVISION. Restaurant sales increased by $2,399,000, or 3.4%, in 1999. The sales increase is primarily attributable to an increase in the same store sales of $1,766,000 and sales at new Restaurants of $2,495,000, partially offset by lost sales due to closed Restaurants and a decrease in customer counts for all stores combined of approximately 1.1%. Same store Restaurant sales increased by $1,766,000, or 3.1%, mainly as a result of a menu price increase, partially offset by a decrease in customer counts of 0.9%.

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

CUES DIVISION. Cues's sales increased by $3,178,000, or 11.7%, in 1999 compared to 1998. As a result of this increase and a 0.5% decrease in Cues's gross profit percentage in 1999 compared to 1998, gross profit increased by $836,000, or 10.0%. Cues was able to increase sales volume in 1999 in the face of continuing competitive pressures. Customers appeared to recognize the benefits of Cues's equipment, thereby permitting the Company to be more selective in its pricing during the competitive bidding process. Selling, general and administrative expenses increased by $426,000, or 8.3%, and depreciation and amortization expense increased by $167,000, or 30.0%. Approximately 42% of the increase in selling, general and administrative expenses was related to selling expenses with the remaining 58% related to general and administrative expense. The increase in selling expenses was primarily attributable to increases in wages resulting from both rate and headcount increases, sales volume-related commissions and an increase in West Coast sales efforts. The general and administrative expense increase was primarily attributable to increases in wages resulting from rate and headcount increases, new facility costs, repairs and maintenance of computer hardware, and telephone expense. The net result of the above produced an increase in operating income of $243,000, or 9.2%, in 1999 compared to 1998.

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

INFLATION

Inflation and changing prices have not had a material impact on the Company's results of operations during the last three fiscal years.


LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated unrestricted cash positions at December 31, 2000 and 1999 were $379,000 and $1,366,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by borrowings.

During 2000, the Company had cash flow from operations of $6,786,000 which, along with the net borrowings under the line of credit of $648,000, proceeds from the exercise of stock options of $138,000, proceeds from the sale of tangible and intangible assets of $205,000, the collection of related party notes receivable of $135,000, the net reduction in related party accounts receivable of $2,936,000, funded the purchase of property, plant and equipment totaling $6,461,000, the purchase of trading securities of $2,346,000, the investment in related party notes receivable of $316,000, the purchase of an equity investment of $210,000, principal payments of other long-term debt totaling $246,000, the purchases of Common Stock for $1,849,000, the payments of deferred financing fees of $355,000 and the principal payments on capital leases of $52,000. During 2000, current assets decreased by $9,429,000, primarily due to a decrease in cash and cash equivalents, a reclassification of the accounts receivable from Cadmus to a long-term asset, and a decrease in the current deferred tax asset. Current liabilities increased $4,441,000 in 2000 compared to 1999 primarily as a result of reclassifying the phantom option plan accrual from other non-current liabilities at December 31, 1999 to other current liabilities at December 31, 2000 because it become exercisable on July 1, 2001.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations is sufficient to fund future operations, including the interest payments on bank debt. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

ITEM 7A. MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 2000, the Company has approximately $11.4 million in variable, market-rate based debt outstanding. As such the market risk is considered minimal (based upon a 10% increase or decrease in interest rates from their December 31, 2000 levels). The Company has elected to manage this risk by obtaining debt financing which allow it to select the most advantageous interest rate between either the prime rate or the Eurodollar rate plus 2%.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 2000, together with the report thereon of PricewaterhouseCoopers LLP dated March 6, 2001, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since the beginning of 1999: (i) no independent accountant who was previously engaged as the principal accountant to audit its financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or been dismissed, and (ii) no new independent accountant has been engaged as either the principal accountant to audit the Company's financial statements or as an independent accountant to audit a significant subsidiary of the Company.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 2000 for the annual Meeting of Stockholders to be held in May 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 2000 for the annual Meeting of Stockholders to be held in May 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 2000 for the annual Meeting of Stockholders to be held in May 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after December 31, 2000 for the annual Meeting of Stockholders to be held in May 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page
1.  FINANCIAL STATEMENTS                                              Number(s)
                                                                      ---------
       Report of Independent Certified Public Accountants                F-1
       Consolidated Balance Sheets at December 31, 2000 and 1999     F-2 to F-3
       Consolidated Statements of Income and Comprehensive
          Income for the three years ended December 31, 2000             F-4
       Consolidated Statements of Stockholders' Equity for the
          three years ended December 31, 2000                            F-5
       Consolidated Statements of Cash Flows for the three years
          ended December 31, 2000                                    F-6 to F-7
       Notes to Consolidated Financial Statements                    F-8 to F-27

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

3.  EXHIBITS

Exhibit
Number            Description
------            -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation ("CADMUS") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K filed November 13, 1992 (File No 0-11877)).

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

2.8 Contribution Agreement, dated as of December 29, 2000, by and among ELXSI, Bickford's Holdings Company, Inc. and Bickford's Family Restaurants, Inc., including forms of intercompany notes issued to ELXSI and Certificate of Designations for preferred stock issued to ELXSI.

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

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-k, dated March 19, 1999 (File no. 0-11877)).

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

4.3 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.4 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.5 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.6 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.7 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.8 Form of Second Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.9 Form of Third Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.10 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

4.11 Exercise of Option and Assignment of Registration Rights executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.12 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BofA"). (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.13 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.14 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of December 29, 2000, between ELXSI and Bank of America, N.A.

4.15 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.16 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.17 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.18 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.19 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.20 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.21 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit
                  4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 0-11877)).

4.22 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.23 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

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

10.7 The Company's 1997 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statements filed January 30, 1998 (Registration No. 333-45381)).

10.8 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed on April 17, 1998 (File No. 0-11877)).

10.9 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed on April 23, 1999 (File No. 0-11877)).

10.10 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 Registration No. 333-33300).

10.11 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed January 21, 2001 Registration No. 333-54480).

10.12 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit
                  10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.20 Assignment to Cadmus ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.24 Letter Agreement dated December 8, 2000, from the Company to ELX further extending the term of the foregoing to December 8, 2003 and increasing the amount to $1,472,074.

10.25 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.26 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.27 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.28 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999.

10.29 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.30 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999.

10.31 Form of $2,000,000 Secured Promissory Note of Cadmus payable to ELXSI, dated June 27, 1997.

10.32 Letter agreement dated June 25, 1999 from ELXSI to Cadmus extending the term of the foregoing note.

10.33 Form of Promissory Note of Cadmus payable to ELXSI, dated December 28, 2000, in a maximum principal amount of $10,000,000.

10.34 Form of guaranty instrument executed by Alexander M. Milley in relation to the above two notes.

21.1              Subsidiaries of the Company.

23.1              Consent of PricewaterhouseCoopers  LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELXSI CORPORATION

                                        BY: /s/ ALEXANDER M. MILLEY
                                            ----------------------------------
                                            Alexander M. Milley
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Dated:   March  17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                      Date
          ---------                       -----                      ----

/s/ ALEXANDER M. MILLEY          Chairman of the Board,           March 17, 2001
-----------------------------    President and Chief Executive
    Alexander M. Milley          Officer (Principal Executive Officer)


/s/ ROBERT C. SHAW               Director and Vice President      March 17, 2001
-----------------------------
    Robert C. Shaw


/s/ DAVID M. DOOLITTLE           Vice President, Treasurer        March 17, 2001
-----------------------------    and Secretary (Chief
    David M. Doolittle           Accounting Officer and
                                 Principal Financial Officer)


/s/ KEVIN P. LYNCH               Director and Vice President      March 17, 2001
-----------------------------
    Kevin P. Lynch


/s/ FARROKH K. KAVARANA          Director                         March 17, 2001
-----------------------------
    Farrokh K. Kavarana


/s/ DENIS M. O'DONNELL           Director                         March 17, 2001
-----------------------------
    Denis M. O'Donnell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of ELXSI Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiaries ("the Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------------
PricewaterhouseCoopers LLP


March 6, 2001
Tampa, Florida

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                       December 31, December 31,
                                                          2000         1999
                                                       ----------   ----------

Current assets:

      Cash and cash equivalents                        $      379   $    1,366

      Accounts receivable, less allowance for
        doubtful accounts of $170 and $214 in 2000
        and 1999, respectively                              4,844        4,109

      Accounts receivable - related party                      --        7,487

      Inventories                                          12,944       12,602

      Prepaid expenses and other current assets               329          280

      Deferred tax asset                                    3,751        5,832
                                                       ----------   ----------

           Total current assets                            22,247       31,676

Property, buildings and equipment, net                     34,689       32,444

Intangible assets, net                                      5,228        5,507

Notes receivable - related parties                         11,355        4,442

Deferred tax asset - noncurrent                            15,708       15,338

Other prepaid asset                                        12,417           --

Other                                                         878          444
                                                       ----------   ----------

      Total assets                                     $  102,522   $   89,851
                                                       ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,  December 31,
                                                          2000          1999
                                                      -----------   -----------
Current liabilities:
      Accounts payable                                $     3,461   $     3,267
      Accrued expenses                                      6,813         5,988
      Capital lease obligations - current                      51            51
      Current portion of long-term debt                     1,243         1,637
      Other current liabilities                             3,816            --
                                                      -----------   -----------

           Total current liabilities                       15,384        10,943

Capital lease obligations - non current                       962         1,014
Long-term debt                                             10,997        10,201
Other non current liabilities                                  --         3,816
                                                      -----------   -----------

      Total liabilities                                    27,343        25,974
                                                      -----------   -----------

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred Stock, Series A Non-voting
      Convertible, par value $0.002 per share
        Authorized--5,000,000 shares
        Issued and outstanding--none                           --            --
   Common Stock, par value $0.001 per share
        Authorized--60,000,000 shares
        Issued and outstanding--4,134,375
        at December 31, 2000 and 4,275,477
        at December 31, 1999                                    4             4
   Additional paid-in-capital                             222,407       224,118
   Accumulated deficit                                   (146,924)     (159,993)
   Accumulated other comprehensive income                    (308)         (252)
                                                      -----------   -----------

           Total stockholders' equity                      75,179        63,877
                                                      -----------   -----------

      Total liabilities and stockholders' equity      $   102,522   $    89,851
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (Amounts in Thousands, Except Per Share Data)


                                                                          Year Ended December 31,
                                                                  -----------------------------------
                                                                     2000         1999         1998
                                                                  ---------    ---------    ---------
Net sales                                                         $ 103,710    $ 104,143    $  98,566

Costs and expenses:
      Cost of sales                                                  83,594       81,703       77,327
      Selling, general and administrative                             9,544        9,014        9,269
      Depreciation and amortization                                   4,318        3,870        3,529
                                                                  ---------    ---------    ---------

Operating income                                                      6,254        9,556        8,441

Other income (expense):
      Interest income                                                 1,500          801          583
      Interest expense                                               (1,303)        (832)        (807)
      Other expense                                                    (272)        (293)        (193)
                                                                  ---------    ---------    ---------

Income before income taxes                                            6,179        9,232        8,024

Benefit (provision) for income taxes                                  6,890       11,118       (3,234)
                                                                  ---------    ---------    ---------

Net income                                                           13,069       20,350        4,790

Other comprehensive (loss) income, net of tax:
      Foreign currency translation adjustment                           (56)         (47)           4
                                                                  ---------    ---------    ---------

Comprehensive income                                              $  13,013    $  20,303    $   4,794
                                                                  =========    =========    =========

Net income per common share:
      Basic                                                       $    3.08    $    4.75    $    1.09
                                                                  =========    =========    =========
      Diluted                                                     $    2.75    $    4.25    $     .98
                                                                  =========    =========    =========

Weighted average number of common and common equivalent shares:
      Basic                                                           4,246        4,283        4,400
                                                                  =========    =========    =========
Diluted (Note 10)                                                     4,758        4,791        4,886
                                                                  =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                           Accumulated
                                         Common Stock          Additional      Accum-         Other
                                   ------------------------     Paid-In-       ulated     Comprehensive
                                     Shares       Dollars       Capital        Deficit    Income (Loss)
                                   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1997        4,660,980    $        5    $  228,509    $ (185,133)   $     (209)

Foreign currency translation
      adjustment, net of tax               --            --            --            --             4
Purchase and retirement of
      Common Stock                   (212,000)           --        (2,432)           --            --
Exercise of Common Stock options
      to purchase Common Stock          4,465            --            26            --            --
Issuance of fractional shares              15            --            --            --            --
Net income                                 --            --            --         4,790            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1998        4,453,460             5       226,103      (180,343)         (205)

Foreign currency translation
      adjustment, net of tax               --            --            --            --           (47)
Purchase and retirement of
      Common Stock                   (189,288)           (1)       (2,045)           --            --
Exercise of Common Stock options
      to purchase Common Stock         11,242            --            60            --            --
Issuance of fractional shares              63            --            --            --            --
Net income                                 --            --            --        20,350            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1999        4,275,477             4       224,118      (159,993)         (252)

Foreign currency translation
      adjustment, net of tax               --            --            --            --           (56)
Purchase and retirement of
      Common Stock                   (162,900)           --        (1,849)           --            --
Exercise of Common Stock options
      to purchase Common Stock         21,798            --           138            --            --
Net income                                 --            --            --        13,069            --
                                   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2000        4,134,375    $        4    $  222,407    $ (146,924)   $     (308)
                                   ==========    ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                             Year Ended December 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income                                              $ 13,069    $ 20,350    $  4,790
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                        4,318       3,870       3,529
      Amortization of deferred debt costs                     25          25          50
      Loss on disposal of equipment                           32          79         195
      Gain on sale of intangible                             (60)       (100)         --
      Net realized loss on sale of trading securities        165          --          --

(Increase) decrease in assets:
      Accounts receivable                                   (735)       (616)        494
      Inventories                                           (342)     (1,992)        214
      Prepaid expenses and other current assets              (49)         12         (89)
      Deferred tax asset                                   1,711     (12,154)      2,027
      Other prepaid asset                                (12,417)         --          --
      Other                                                   50        (233)       (206)
Increase (decrease) in liabilities:
      Accounts payable                                       194        (259)       (908)
      Accrued expenses                                       825         699         284
      Other current and non current liabilities               --         220         900
                                                        --------    --------    --------
      Net cash provided by operating activities            6,786       9,901      11,280
                                                        --------    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:

      Purchase of property, buildings and equipment       (6,461)     (4,254)     (5,750)
      Business Acquisition                                    --        (778)         --
      Net repayments from (loans to) related party         2,936      (7,487)         --
      Proceeds from sale of property, building
           & equipment                                       100          --          --
      Net purchase of trading securities                  (2,346)         --          --
      Proceeds from sale of intangible asset                 105         145          --
      Collection of notes receivable - related party         135          --          --
      Purchase of equity investment                         (210)         --          --
      Investment in notes receivable - related party        (316)         --        (135)
                                                        --------    --------    --------
      Net cash used in investing activities               (6,057)    (12,374)     (5,885)
                                                        --------    --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)


                                                                Year Ended December 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

      Net borrowings (payments) on line of credit                648      4,532     (3,862)
      Borrowings of long-term debt                                --         --        500
      Payments of long-term debt                                (246)      (270)      (217)
      Purchase of Common Stock                                (1,849)    (2,046)    (2,432)
      Proceeds from exercise of Common Stock
        options                                                  138         60         26
      Payment of deferred bank fee                              (355)        --         --
      Principal payments on capital lease obligations            (52)       (24)      (110)
                                                            --------   --------   --------
      Net cash (used in) provided by financing activities     (1,716)     2,252     (6,095)
                                                            --------   --------   --------

(Decrease) in cash and cash equivalents                         (987)      (221)      (700)

Cash and cash equivalents, beginning of period                 1,366      1,587      2,287
                                                            --------   --------   --------

Cash and cash equivalents, end of period                    $    379   $  1,366   $  1,587
                                                            ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
        Interest                                            $  1,356   $    725   $    894
        Taxes                                                  2,317      1,106      1,278


NON CASH INVESTING ACTIVITIES:

During 2000, the Company converted approximately $316,000 of interest due from related parties to a note receivable.

During 1999, the Company converted approximately $242,000 of interest due from related parties to a note receivable.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.  THE COMPANY

GENERAL. ELXSI Corporation (together with its subsidiaries, the "Company") has historically operated principally through its wholly-owned California subsidiary, ELXSI. ELXSI's operating businesses consist of a Restaurant division in New England and an equipment manufacturer headquartered in Orlando, Florida. In December 2000, the Restaurant division was transferred to a newly-formed, wholly-owned subsidiary of ELXSI.

RESTAURANT DIVISION. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants from Marriott Family Restaurants, Inc. These Restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

Between 1991 and 1999, ELXSI sold six of its Howard Johnson's Restaurants, converted five others into Bickford's Restaurants, closed one, opened 16 new Bickford's Restaurants, acquired 16 Abdow's Family Restaurants ("Abdow's"), sold one of these Abdow's, closed two of these Abdow's and converted ten of the remaining Abdow's into Bickford's Restaurants. During 2000 five new Bickford's Restaurants were opened, in New Bedford, Stoneham and Haverhill, Massachusetts; and Keene and Dover, New Hampshire. In addition, one Bickford's and one Abdow's were closed, while the remaining two Abdow's were converted to Bickford's restaurants. As of December 31, 2000, the Company owned 68 Bickford's Restaurants (the "Restaurants" or "Restaurant Division").

EQUIPMENT MANUFACTURER. On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to herein as "Cues" or "Cues Division".

Cues is engaged in the manufacturing and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for municipalities, service contractors and industrial users.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of ELXSI Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant Division's fiscal year consists of four 13-week quarters (one 52-week period) ending on the last Saturday in December; this requires that every six or seven years the Restaurant Division add an extra week at the end of the fourth quarter and fiscal year. The Restaurants 2000 fiscal year included a 53rd week.

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

PROPERTY, BUILDINGS AND EQUIPMENT. Property, buildings and equipment, including buildings under capital leases, are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of individual assets or classes of assets. Buildings held pursuant to capital leases and improvements to leased properties or fixtures are amortized over the shorter of the remaining term of the applicable lease or the estimated useful life. Estimated useful lives are:

           Buildings                                      30 years
           Building improvements                          20 years
           Equipment, furniture and fixtures             3-7 years

Depreciation expense for 2000, 1999 and 1998 was $4,079,000, $3,659,000 and
$3,348,000, respectively.

Normal repairs and maintenance are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The property, building and equipment accounts are relieved of the cost of the items being replaced and the accumulated depreciation of disposed assets is eliminated with any resulting gain or loss on disposal being recorded in other income or expense.

RESTAURANT OPENING COSTS. Non-capital expenditures incurred in opening a new restaurant are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS. In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows with the asset's carrying amount in order to determine if a write-down to market value or discounted cash flow is required.

INTANGIBLE ASSETS. The excess of cost over fair value of net assets acquired is amortized over a range of 10-35 years using the straight-line method. Amortization expense for 2000, 1999 and 1998 was $210,000, $181,000, and $150,000, respectively. Accumulated amortization at December 31, 2000 and 1999 was $1,366,000 and $1,156,000, respectively. Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks are amortized over 35 years using the straight-line method. Trademark amortization expense for 2000, 1999 and 1998 was $29,000, $30,000 and $31,000,
respectively. Accumulated amortization at December 31, 2000 and 1999 was $286,000 and $257,000, respectively.

DEFERRED DEBT COSTS. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 2000 and 1999, $412,000 and $79,000, respectively, remained to be amortized over future periods. Amortization expense in 2000, 1999 and 1998 was $25,000, $25,000 and $50,000, respectively.

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company does not rely on any one vendor or supplier for its raw material, and management believes that other suppliers could provide for the Company's needs on comparable terms.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of the Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of "other assets and liabilities". Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes: the amount of income taxes for the year that would be paid by the Company (without its net operating loss carryforwards) as determined by applying the provisions of the current tax law to the taxable income for the year, and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income in determining the likelihood of realizing deferred tax assets (see Note 5).

ADVERTISING. Advertising costs are expensed as incurred and totaled $981,000, $1,047,000 and $973,000 in 2000, 1999 and 1998, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. Compensation expense associated with option grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 10.

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


NOTE 3.  ACQUISITION

During June 1999, Cues acquired the inventory and other assets associated with a competitor's product line for $778,000. These other assets include tangible and intangible assets including the trade names, patents, customer and vendor lists, product literature and engineering drawings. The intangible assets are being amortized over ten years.

NOTE 4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT COMPONENTS

                                                           December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Inventories:
      Raw materials and finished goods             $  7,954,000    $  8,356,000
      Work in process                                 4,990,000       4,246,000
                                                   ------------    ------------
                                                   $ 12,944,000    $ 12,602,000
                                                   ============    ============

Property, buildings and equipment:
        Land                                       $  8,777,000    $  8,505,000
        Buildings and improvements                   20,988,000      19,591,000
        Buildings held pursuant to capital leases     1,234,000       1,234,000
        Equipment, furniture and fixtures            24,636,000      20,668,000
                                                   ------------    ------------
                                                     55,635,000      49,998,000
        Accumulated depreciation                    (20,946,000)    (17,554,000)
                                                   ------------    ------------
                                                   $ 34,689,000    $ 32,444,000
                                                   ============    ============
Intangible assets:
        Excess of cost over fair value of
           net assets acquired                     $  5,849,000    $  5,849,000
        Trademarks                                    1,030,000       1,030,000
        Liquor licenses                                      --          40,000
                                                   ------------    ------------
                                                      6,879,000       6,919,000
        Accumulated amortization                     (1,651,000)     (1,412,000)
                                                   ------------    ------------
                                                   $  5,228,000    $  5,507,000
                                                   ============    ============


The excess of cost over fair value of net assets acquired, trademarks, and liquor licenses represent the value assigned to these intangible assets upon their acquisition.

                                                              December 31,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
Accrued expenses:
        Salaries, benefits and vacation                $1,732,000     $2,091,000
        State and federal income taxes                  1,303,000             --
         Other taxes                                      685,000        907,000
        Insurance                                         571,000        431,000
        Common Stock reverse split payable                560,000        560,000
        Utilities                                         339,000        286,000
        Professional fees                                 333,000        197,000
        Warranty                                          310,000        425,000
        Rents                                             226,000        254,000
        Interest and bank fees                             57,000        110,000
        Royalty                                                --        313,000
        Other accruals                                    697,000        414,000
                                                       ----------     ----------
                                                       $6,813,000     $5,988,000
                                                       ==========     ==========

NOTE 5.  INCOME TAXES

Pre-tax income for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                  2000           1999           1998
                               ----------     ----------     ----------
         Domestic              $6,159,000     $9,064,000     $7,923,000
         Foreign                   20,000        168,000        101,000
                               ----------     ----------     ----------
           Total               $6,179,000     $9,232,000     $8,024,000
                               ==========     ==========     ==========

The components of income tax benefit (expense) related to earnings for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000            1999            1998
                                          ------------    ------------    ------------
         Current:
           Federal                        $   (790,000)   $   (185,000)   $   (207,000)
                        State and local     (3,028,000)       (818,000)       (965,000)
           Foreign                               3,000         (33,000)        (35,000)
                                          ------------    ------------    ------------
                                            (3,815,000)     (1,036,000)     (1,207,000)
                                          ------------    ------------    ------------

                        Deferred:
           Federal                           8,345,000      12,154,000      (2,027,000)
           State and local                   2,360,000              --              --
                                          ------------    ------------    ------------
                                            10,705,000      12,154,000      (2,027,000)
                                          ------------    ------------    ------------

         Total                            $  6,890,000    $ 11,118,000    $ (3,234,000)
                                          ============    ============    ============

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax (liabilities) assets are comprised of the following at December 31, 2000 and 1999:

                                                      2000            1999
                                                  ------------    ------------
         Fixed asset and other                    $   (730,000)   $ (1,077,000)
                                                  ------------    ------------
           Gross deferred tax liabilities             (730,000)     (1,077,000)
                                                  ------------    ------------

         Accrued expenses and other                  2,603,000       2,558,000
         Loss carryforwards                         25,624,000      47,460,000
         Credit carryforwards                        3,547,000       2,680,000
                                                  ------------    ------------
           Gross deferred tax assets                31,774,000      52,698,000
                                                  ------------    ------------

         Deferred tax asset valuation allowance    (11,585,000)    (30,451,000)
                                                  ------------    ------------
           Net deferred taxes                     $ 19,459,000    $ 21,170,000
                                                  ============    ============

At December 31, 2000 and 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $73 million and $140 million, respectively. The decrease in the net operating loss carryforwards primarily resulted from the use and expiration of net operating loss carryforwards to offset 2000 estimated federal taxable income. As of December 31, 2000, the Company has tax credit carryforwards of approximately $1,745,000. These net operating loss and tax credit carryforwards expire as follows:

                                        Net Operating Loss          Tax Credit
                                          Carryforwards           Carryforwards
                                          -------------           -------------
                2001                         33,916,000                   6,000
                2002                          5,836,000                      --
                2003                         14,118,000                      --
                2004                         18,941,000                      --
                2005                            260,000                      --
                2006 through 2015               141,000               1,739,000
                                          -------------           -------------
                                          $  73,212,000           $   1,745,000
                                          =============           =============

The Company also has alternative minimum tax credit carryforwards of approximately $1,801,000, which have an unlimited carryforward period.

The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

During 1998, the Company amortized the deferred tax asset to income tax expense in the amount of $2,027,000. This reduced the net deferred tax asset to $9,016,000.

During 1999, the Company reduced its deferred tax asset valuation allowance when it appeared more likely than not that additional carryforward tax benefits would be realized, due to the Company's historical, continued and increasing profitability and the significantly reduced possibility of an ownership change as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company recorded an additional deferred tax asset of $14,591,000. The Company amortized the deferred tax asset to income tax expense in the amount of $2,437,000. The resulting net deferred tax asset of $21,170,000 for 1999 represents the amount of net operating loss and tax credit carryforwards that management believed more likely than not would be realized over their remaining lives. The remaining valuation allowance was necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

During 2000, the Company recorded a consolidated tax benefit of $6,890,000, consisting of a current tax provision on pre-tax earnings, offset by a net tax benefit generated by an intercompany transfer of assets and utilization of net operating loss carryforwards.

In December 2000 ELXSI transferred the assets of the Restaurant Division, in a taxable transaction, to a newly formed, wholly owned subsidiary. The transfer of the Restaurant Division was structured to put in place a more efficient corporate structure, allowing the Company to more easily raise capital, thereby reducing interest carrying charges, and potentially increase the overall valuation of the ELXSI assets. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Division prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein. For tax purposes, the gain on the transfer of these assets created a current state tax liability of $2,360,000 and a federal alternative minimum tax liability of $592,000, which are reflected in the current tax provision. For federal income tax purposes, the gain was offset with net operating loss carryforwards, creating a deferred tax benefit of $10,057,000. In accordance with FAX 109, $12,417,000 has been reflected as a prepaid asset to reflect the federal and state tax impacts of inter-company profits related to this transaction.

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

A reconciliation of the statutory federal tax rate and the Company's effective income tax rate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                    2000                1999                1998
                                                              ---------------     ---------------     ---------------
      Federal income tax rate                                            34.0%               34.0%               34.0%
      State income taxes, net of federal benefit                          7.1                 8.9                 5.5
      Changes in valuation allowance for deferred
                          tax assets                                   (150.2)             (158.0)                 --
      Other                                                              (2.4)               (5.3)                0.8
                                                              ---------------     ---------------     ---------------
             Effective income tax rate                                 (111.5)%            (120.4)%              40.3%
                                                              ===============     ===============     ===============

NOTE 6.   RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH ELX LIMITED PARTNERSHIP. On December 8, 1994, the Company loaned ELX Limited Partnership ("ELX"), of which Alexander M. Milley, the President and Chief Executive Officer of the Company is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. ("Airlie") under an existing option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the due date of the loan was extended for an additional three years. Interest from December 8, 1994 to December 8, 1997 was paid current in December 1997. On December 8, 2000, the extended due date of the loan, the loan principal and the accrued interest from December 8, 1997 to December 8, 2000, in the amount of $316,000, were consolidated and the due date was further extended for an additional three years. The current principal of $1,472,000 and accrued interest from December 8, 2000 are due on December 8, 2003. The loan bears interest at 1/2% above the Company's senior debt borrowing rate (see Note 7).

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

TRANSACTIONS WITH CADMUS CORPORATION. As of December 31, 2000, the Company had advanced Cadmus Corporation ("Cadmus") a total of approximately $6,732,000. The advances are partially secured by a portfolio of private and public company equities purchased with the proceeds of the advances. During 2000 Mr. Milley formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (11.75% at December 31, 2000), due in January 2002. As such, this receivable is reflected as a long-term asset. In addition, Mr. Milley, has personally guaranteed the amounts due from Cadmus. During 2000 and 1999, the Company recorded interest income of $947,000 and $243,000, respectively. Mr. Milley is the controlling shareholder of Cadmus, and other certain officers, directors, and/or shareholders of Cadmus are officers and/or directors of the Company.

On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus under a two year note. On June 30, 1999, the loan was extended for an additional two years and currently matures on June 30, 2001 at which time the Company anticipates further extending the due date. The loan bears interest at 15%, payable quarterly in arrears and is collateralized by an investment owned by Cadmus. ELXSI earned a 5%, or $100,000, closing fee, which was amortized to interest income utilizing the effective interest method over the original life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. During 2000 and 1999, the Company recorded interest income of $300,000 each year.

ELXSI is party to a management agreement dated September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997, the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 2000, 1999 and 1998, the Company was charged management fees of $690,000, $650,000 and $623,000, respectively. At December 31, 2000 and 1999, ELXSI did not owe any amount to Cadmus under such management agreement.

TRANSACTIONS WITH AZIMUTH CORPORATION AND SUBSIDIARIES. On March 24, 1998, ELXSI borrowed $135,000 on it's supplemental line of credit with Bank of America, N.A. ("BofA") and loaned the proceeds at 15% per annum to Azimuth Corporation (Azimuth), who purchased 10,000 shares of ELXSI Corporation's Common Stock from a third party. Certain of the officers, directors and stockholders of Azimuth are officers and directors of the Company. The loan matured on March 24, 2000 and was repaid with accrued interest on that date.

NOTE 7.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       2000            1999
                                                                                   -----------     -----------
    Bank Line of Credit with BofA, as amended, $15,000,000 available, interest due monthly at prime plus 0.25% (9.75% at December 31, 2000) or 2% above
    Eurodollar rate, maturing on December 31, 2003. The line of credit does not require minimum reductions in available credit. The line is collateralized by assets of ELXSI, including real estate, and the outstanding stock of
    ELXSI and certain of its subsidiaries. The agreement provides for commitment fees of 0.25% on the unused portion of the line of credit. In addition, the agreement restricts the payment of cash dividends by ELXSI to an amount not
    to exceed 50% of the excess cash flow (as defined).                            $4,373,000      $5,201,000

    Term loan with BofA, $5,000,000 available, interest due monthly at prime plus 0.50% (10% at December 31, 2000) or 2.25% above Eurodollar rate maturing on December 31, 2003. The term loan requires quarterly principal reductions of $250,000. The term loan is collateralized by assets of ELXSI, including real estate, and the outstanding stock of ELXSI and certain of its subsidiaries. The agreement provides for commitment fees
    of 0.25% on the unused portion of the line of credit.                           5,000,000              --


                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       2000            1999
                                                                                   -----------     -----------
    Supplemental Bank Line of Credit with BofA, $4,970,000, available at
    December 31, 1999, interest due monthly at prime (8.5% at December 31, 1999)
    or 2% above Eurodollar rate (8.14% at December 31, 1999), maturing on June
    30, 2001. The line of credit required minimum reductions in available credit. The line was utilized to repurchase securities of the Company, including

    stock, warrants and notes and is collateralized by assets of ELXSI, including real estate, and the outstanding stock of ELXSI and certain of its subsidiaries. The agreement provided for commitment fees of 0.3% on the unused portion of the line of credit. This supplemental line of credit was paid with the proceeds of the $5.0 million term loan on
    December 31, 2000.                                                                      --       3,525,000

    5 year mortgage payable on land and building located in Marlboro,
    Massachusetts with monthly installments of approximately $3,000 plus interest at 8.01% per annum. The balance of $347,000 is due on October 1,
    2002.                                                                              408,000         446,000

    5 year mortgage payable on land and building located in Kingston,
    Massachusetts with monthly installments of approximately $2,800 plus interest at 8.25% per annum. The balance of $330,000 is due on August 25,
    2003.                                                                              421,000         452,000

    15 year Orange County Industrial Development Authority bonds with monthly principal payments of approximately $14,000 plus interest at the tax exempt equivalent of the Eurodollar rate plus 1.5% payable monthly in
    arrears (6.00% at December 31, 2000).                                            1,972,000       2,139,000

    Mortgage payable at 8.25% on the land and building owned by Cues B.V.               66,000          75,000
                                                                                   -----------     -----------
                                                                                    12,240,000      11,838,000
    Less current portion                                                            (1,243,000)     (1,637,000)
                                                                                   -----------     -----------
    Long-term debt                                                                 $10,997,000     $10,201,000
                                                                                   ===========     ===========

The above bank debt agreements contain, among other provisions, financial covenants related to the maintenance of certain ratios including funded debt to earnings before interest, taxes, depreciation and amortization, compliance with a fixed charge coverage ratio and restrictions on capital expenditures. In accordance with the bank agreement the Company is required to enter into an interest rate swap agreement by March 31, 2001. On March 28, 2001, the Company entered into a interest rate swap agreement providing for a fixed interest rate of approximately 7.5% on a portion of the debt for the next two years. Accordingly, the Company will adopt Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities.

Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2005, and thereafter are as follows:

                    2001                             $      1,243,000
                    2002                                    1,582,000
                    2003                                    7,899,000
                    2004                                      174,000
                    2005                                      174,000
                    Thereafter                              1,168,000
                                                     ----------------
                                                     $     12,240,000

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company conducts a substantial portion of its operations utilizing leased facilities. The Company leases land and/or buildings at 52 of its 68 Restaurants under lease agreements with terms expiring on various dates (including extension options) through 2032. The majority of the leases require that the Company pay all taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options, and in most cases management expects that in the normal course of business lease agreements will be renewed or replaced by other leases.

Additionally, the Company has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year period ending December 31, 2005, and thereafter:


                                                                 Capital Leases      Operating Leases
                                                                  -------------        -------------
      2001                                                        $     136,000        $   3,344,000
      2002                                                              138,000            3,278,000
      2003                                                              105,000            2,856,000
      2004                                                              109,000            2,409,000
      2005                                                              111,000            2,302,000
      Thereafter                                                      1,223,000           15,041,000
                                                                  -------------        -------------
      Total minimum lease payments                                    1,822,000        $  29,230,000
                                                                                       =============
      Less - Amount representing interest                              (809,000)
                                                                  --------------
      Present value of net minimum capital lease payments             1,013,000
      Less - current portion                                            (51,000)
                                                                  -------------
      Capital lease obligation - non current                      $     962,000
                                                                  =============

Rent expense charged to operations amounted to $3,686,000, $3,377,000 and $3,424,000 during 2000, 1999, and 1998, respectively.

Cues has arrangements with truck dealers to deliver truck bodies that are used in the manufacturing of certain products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 2000, 1999 and 1998 was $70,000, $53,000 and $51,000, respectively. At December 31,
2000 and 1999, truck bodies held by the dealers under these arrangements were valued at $606,000 and $1,046,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9.  THRIFT AND PROFIT SHARING PLAN

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants can make deferred cash contributions, not to exceed 16% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution up to a maximum employer contribution of 3%. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 2000, 1999 and 1998 was $89,000, $94,000 and $70,000, respectively.

During 1995, the Restaurant Division established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

NOTE 10.  STOCKHOLDERS' EQUITY

COMMON STOCK. Effective June 28, 1999, the Company completed the 1-for-100 reverse split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than 100 shares immediately prior to the reverse split were effectively cashed-out at the average trading price of the Company's Common Stock during the immediately preceding 20 trading days; all other stockholders were restored to their prior positions. This resulted in the retirement of approximately 157,000 shares at $10.83 per share or a total of approximately $1,704,000. As of December 31, 2000 approximately $560,000, which is reflected in accrued expenses on the accompanying balance sheet, remained to be paid to stockholders under this reverse split.

COMMON STOCK OPTIONS. At December 31, 2000 and 1999, the Company had a total of 974,947 and 961,745 common shares reserved for issuance under its stock option plans, respectively. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, at generally not less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and become exercisable six months after the date of the grant and expire ten years after the date of the grant.

During 2000, stockholders approved the ELXSI Corporation 2000 Incentive Stock Option Plan (the "2000 Plan"), under which up to 35,000 shares may be issued. Under the 2000 Plan options to purchase 26,000 shares were granted and outstanding at an exercise price of $11.063 per share. A portion of these options became exercisable on December 30, 2000.

During 1999, stockholders approved the ELXSI Corporation 1999 Incentive Stock Option Plan (the "1999 Plan"), under which up to 75,000 shares may be issued. Under the 1999 Plan options to purchase 75,000 shares were granted and outstanding at an exercise price of $10.188 per share. A portion of these options became exercisable on December 15, 1999. Also during 1999, the Board of ELXSI Corporation approved the grant of 50,000 non-qualified stock options at $10.00 per share. These options became exercisable on March 5, 1999.

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

                                                                     Weighted-
                                                    Number           Average
                                                   of Shares      Exercise Price
                                                   ---------      --------------
     Granted during 1998                             77,500        $    8.15
     Exercised during 1998                           (4,465)            5.59
     Canceled during 1998                           (55,725)            6.84
                                                   --------
     Outstanding at December 31, 1998               784,470             6.28
     Exercisable at December 31, 1998               655,921             6.10
     Available for grant at December 31, 1998        65,165

     Granted during 1999                            164,700        $   10.03
     Exercised during 1999                          (11,690)            5.48
     Canceled during 1999                            (8,700)           10.66
                                                   --------
     Outstanding at December 31, 1999               928,780             6.94
     Exercisable at December 31, 1999               768,841             6.58
     Available for grant at December 31, 1999       32,965

                                                                     Weighted-
                                                    Number           Average
                                                   of Shares      Exercise Price
                                                   ---------      --------------
      Granted during 2000                            26,000        $   11.063
      Exercised during 2000                         (21,798)            6.40
      Canceled during 2000                           (1,500)           10.188
                                                   ---------
      Outstanding at December 31, 2000              931,482             7.060
      Exercisable at December 31, 2000              827,082             6.791
      Available for grant at December 31, 2000       43,965

The following table summarizes the stock options outstanding and exercisable at December 31, 2000:

                                           Outstanding                            Exercisable
                          ------------------------------------------         ----------------------
                                            Weighted-
                                             Average        Weighted-                      Weighted-
                                            Remaining       Average                        Average
       Range of             Number of      Contractual      Exercise         Number of     Exercise
    Exercise Prices          Options           Life          Price            Options       Price
   ----------------       -------------    -----------      --------         ---------     --------
     $5.00 - $6.50           602,400           4.25         $   5.73           589,275     $   5.73
   $8.125 - $10.188          303,082           8.20             9.35           225,307         9.33
       $11.063                26,000          11.06            11.06            12,500        11.06

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 2000, 1999 and 1998, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                                            2000               1999                1998
                                                      ---------------     --------------      -------------
Net income - as reported                              $    13,069,000     $   20,350,000      $   4,790,000
Net income - pro forma                                     12,934,000         20,078,000          4,639,000

Basic EPS - as reported                               $          3.08     $         4.75      $        1.09
Basic EPS - pro forma                                            3.05               4.69               1.05

Diluted EPS - as reported                             $          2.75     $         4.25      $         .98
Diluted EPS - pro forma                                          2.72               4.19                .95

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2000, 1999 and 1998 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 11.3%, 11.7% and 11.8%, respectively; risk free interest rate of 6.30%, 5.48% and 5.91%, respectively; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 are as follows:


                                                                               Weighted-      Weighted-
                                                                               Average        Average
                                                                Number         Exercise        Fair
                                                              of Options       Prices         Values
                                                           --------------------------------------------
Fiscal 2000:
Exercise price = market price at date of grant                  26,000        $   11.063      $   4.03

Fiscal 1999:
Exercise price = market price at date of grant                 164,700        $     5.48      $   3.32

Fiscal 1998:
Exercise price = market price at date of grant                  77,500              8.15          2.85


WARRANTS. At December 31, 2000 and 1999, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire up to an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants from Airlie for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. Of the remaining 200,500 Series A warrants to purchase shares of the Company's Common Stock, warrants to acquire 50,000 share are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, is the sole manager and significant equity holder and warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust I U/A, a trust for the benefit of members of Mr. Milley's immediate family and of which Mr. Milley's wife is a trustee. The remaining 200,500 warrants, designated as Series A, were outstanding and unexercised at December 31, 1999 and 2000, and originally had an exercise price of $3.125 and expiration date of September 25, 1996. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share. During 1998 their expiration date was further extended until September 30, 2000 and their exercise price was further increased to $4.50 per share. During 2000 their expiration date was further extended until September 30, 2002 and their exercise price was further increased to $5.40 per share. The estimated fair value of the modified Series A warrants at September 30, 2000 and September 30, 1998 was $6.73 per share and $5.39 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

In connection with the 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants, currently held by Eliot, remained unexercised at December 31, 2000 and originally had an exercise price and expiration date of $4.36 per share and January 31, 1997, respectively. During 1997, these warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. During 1998, their expiration date was further extended until January 31, 2001 and their exercise price was further increased to $6.278 per share. During 2000, their expiration date was further extended until September 30, 2003 and their exercise price was further increased to $7.534 per share. The estimated fair value of the modified Series C warrants at September 30, 2000 and December 17, 1998 was $4.85 per share and $4.55 per share, respectively using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as descried above.

PHANTOM STOCK OPTION PLAN. The ELXSI phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key executives of the Restaurants Division (the "Group"). At the inception of the plan, the Group paid an initial investment totaling approximately $116,000. In October 1997, the Company returned the Group's initial investment and simultaneously received notes for the same amount from each Group member. These notes bear interest at 9% annually and are due June 30, 2001. Each Group member is entitled to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of the Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurred on July 1, 1996, at which time the Group, as a whole, was entitled to 13.9% of such appraised value, as defined. Each Group member's phantom stock options may be exercised at the earliest of July 1, 2001, the termination of employment, death or the sale of the Restaurants Division.

The assumptions used in calculating the annual expense attributable to this plan include the use of a multiple of the Restaurant's operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price. During 2000, 1999 and 1998, the Company recorded compensation expense related to the phantom stock option plan of $0, $220,000 and $900,000, respectively. As of December 31, 2000, $3,700,000 was recorded in other current liabilities, which represents 13.9% of the estimated appraised value of Bickford's Restaurants after subtracting the Group's recorded exercise price, as defined, on those dates.

STOCK PURCHASE RIGHTS. On June 4, 1997, the Board of Directors declared a dividend distribution of one Common Stock purchase right (a "Right") for each share of the Company's Common Stock outstanding on June 16, 1997 issued under a rights agreement (the "Rights Agreement") with Continental Stock Transfer & Trust Company. Each Right would entitle stockholders to purchase the Company's Common Stock at an exercise price of $25.00 per full common share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if a person or group, together with his affiliates and associates, becomes an "Acquiring Person" (as defined in the Rights Agreement) by becoming a beneficial holder of 15% or more of the outstanding shares of Common Stock (35% or more for The Milley Group Members (as defined in the Rights Agreement). Upon such an event (or certain other events described in the Rights Agreement), each Right will entitle the holder thereof (other than the Acquiring Person and his affiliates and associates) to receive, upon exercise and payment of the exercise price, shares of Common Stock having a market value equal to two times that exercise price.

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

In March 1999, in connection with and under the terms of a Standstill Agreement entered into by the Company with Peter R. Kellogg and certain persons and entities controlled by or related to him who had purchased Common Stock ("Kellogg Persons"), the Company and Rights Agent entered into an amendment to the Rights Agreement which, provided that under certain circumstances such Kellogg Persons could acquire in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement. Under the Standstill Agreement, Mr. Milley was granted irrevocable proxies to vote the Kellogg Persons' shares and obtained certain rights of first refusal over such shares.

RECONCILIATION OF EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

                                                   2000          1999          1998
                                               -----------   -----------   -----------
Basic earnings per share
      Numerator                                $13,069,000   $20,350,000   $ 4,790,000
                                               -----------   -----------   -----------
      Denominator:
           Common shares outstanding             4,246,000     4,283,000     4,400,000
                                               -----------   -----------   -----------
           Basic earnings per share            $      3.08   $      4.75   $      1.09
                                               ===========   ===========   ===========

Diluted earnings per share
      Numerator                                $13,069,000   $20,350,000   $ 4,790,000
                                               -----------   -----------   -----------
      Denominator:
           Common shares outstanding             4,246,000     4,283,000     4,400,000
           Assumed conversion of options and
             warrants                              512,000       508,000       486,000
                                               -----------   -----------   -----------
           Total shares                          4,758,000    4,791 ,000     4,886,000
                                               -----------   -----------   -----------
           Diluted earnings per share          $      2.75   $      4.25   $       .98
                                               ===========   ===========   ===========

NOTE 11.  SEGMENT REPORTING

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 68 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes "before" non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 2000, 1999 and 1998 is summarized in the following table. The "Other" lines include corporate related items, results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments:


                                                2000             1999             1998
                                           -------------    -------------    -------------
Revenues From External Customers:
      Restaurants                          $  76,284,000    $  73,916,000    $  71,517,000
      Equipment                               27,426,000       30,227,000       27,049,000
                                           -------------    -------------    -------------
                                           $ 103,710,000    $ 104,143,000    $  98,566,000
                                           =============    =============    =============
Depreciation and Amortization:
      Restaurants                          $   3,550,000    $   3,146,000    $   2,972,000
      Equipment                                  768,000          724,000          557,000
                                           -------------    -------------    -------------
                                           $   4,318,000    $   3,870,000    $   3,529,000
                                           =============    =============    =============
Segment Profit:
      Restaurants                          $   6,257,000    $   8,005,000    $   7,797,000
      Equipment                                1,049,000        2,885,000        2,642,000
      Other                                   (1,052,000)      (1,334,000)      (1,998,000)
                                           -------------    -------------    -------------
                                           $   6,254,000    $   9,556,000    $   8,441,000
                                           =============    =============    =============
Interest Revenue:
      Restaurants                          $          --    $          --    $          --
      Equipment                                    9,000           24,000           20,000
      Other                                    1,491,000          777,000          563,000
                                           -------------    -------------    -------------
                                           $   1,500,000    $     801,000    $     583,000
                                           =============    =============    =============
Interest Expense:
      Restaurants                          $     158,000    $     169,000    $     148,000
      Equipment                                  164,000          155,000           63,000
      Other                                      981,000          508,000          596,000
                                           -------------    -------------    -------------
                                           $   1,303,000    $     832,000    $     807,000
                                           =============    =============    =============
Segment Assets:
      Restaurants                          $  33,668,000    $  31,724,000    $  31,415,000
      Equipment                               24,751,000       24,555,000       21,474,000
      Other                                   44,103,000       33,572,000       13,747,000
                                           -------------    -------------    -------------
                                           $ 102,522,000    $  89,851,000    $  66,636,000
                                           =============    =============    =============
Capital Expenditures for Segment Assets:
      Restaurants                          $   6,182,000    $   3,764,000    $   3,749,000
      Equipment                                  279,000          490,000        2,001,000
                                           -------------    -------------    -------------
                                           $   6,461,000    $   4,254,000    $   5,750,000
                                           =============    =============    =============

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 2000, 1999, and 1998. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, and the deferred tax asset.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

NOTE 12.  QUARTERLY FINANCIAL DATA - (UNAUDITED)

The following summarizes quarterly financial data for 2000 and 1999 (in thousands, except per share data):

                                                           2000
                                        ---------------------------------------------
                                         Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                                        ---------   ---------   ---------   ---------
Net sales                               $  24,550   $  25,832   $  26,593   $  26,735
Gross profit                                4,929       5,077       5,082       5,028
Income before income taxes                  1,310       1,765       1,640       1,464
Net income                              $     781   $   1,030   $     979   $  10,279
Earnings per common share:
      Basic                             $     .18   $     .24   $     .23   $    2.43
      Diluted                           $     .16   $     .21   $     .21   $    2.17

Reconciliation of earnings per share:
  Basic earnings per share:
   Numerator                            $     781   $   1,030   $     979   $  10,279
                                        =========   =========   =========   =========
   Denominator:
      Common shares outstanding             4,283       4,288       4,257       4,246
                                        =========   =========   =========   =========

 Basic earnings per share reported      $     .18   $     .24   $     .23   $    2.43
                                        =========   =========   =========   =========

 Diluted earnings per share:
   Numerator                            $     781   $   1,030   $     979   $  10,279
                                        =========   =========   =========   =========
   Denominator:
     Common shares outstanding              4,283       4,288       4,257       4,246
     Assumed conversion of options
        and warrants                          610         547         472         512
                                        ---------   ---------   ---------   ---------
      Common shares reported                4,893       4,835       4,729       4,758
                                        =========   =========   =========   =========

 Diluted earnings per share reported    $     .16   $     .21   $     .21   $    2.17
                                        =========   =========   =========   =========


                                                           1999
                                        ---------------------------------------------
                                         Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                                        ---------   ---------   ---------   ---------

Net sales                               $  23,512   $  26,517   $  28,719   $  25,395
Gross profit                                4,603       5,747       6,449       5,641
Income before income taxes                  1,259       2,258       2,970       2,745
Net income                              $     747   $   1,333   $  15,698   $   2,572
Earnings per common share:
      Basic                             $     .17   $     .31   $    3.67   $     .60
      Diluted                           $     .16   $     .28   $    3.28   $     .53


                                                           1999
                                        ---------------------------------------------
                                         Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                                        ---------   ---------   ---------   ---------
Reconciliation of earnings per share:
  Basic earnings per share:
   Numerator                            $     747   $   1,333   $  15,698   $   2,572
                                        =========   =========   =========   =========
   Denominator:
      Common shares outstanding             4,453       4,431       4,385       4,275
      Impact of reverse split                (157)       (157)       (104)         --
                                        ---------   ---------   ---------   ---------
      Common shares adjusted                4,296       4,274       4,281       4,275
                                        =========   =========   =========   =========

 Basic earnings per share reported      $     .17   $     .30   $    3.58   $     .60
                                        =========   =========   =========   =========
 Basic earnings per share adjusted      $     .17   $     .31        3.67   $     .60
                                        =========   =========   =========   =========

 Diluted earnings per share:
   Numerator                            $     747   $   1,333   $  15,698   $   2,572
                                        =========   =========   =========   =========
   Denominator:
     Common shares outstanding              4,453       4,431       4,385       4,275
     Assumed conversion of options
        and warrants                          453         469         469         548
                                        ---------   ---------   ---------   ---------
     Total shares as reported               4,906       4,900       4,854       4,823
      Impact of reverse split                (157)       (157)       (104)         --
                                        ---------   ---------   ---------   ---------
      Common shares adjusted                4,749       4,743       4,792       4,823
                                        =========   =========   =========   =========

 Diluted earnings per share reported    $     .15   $     .27   $    3.22   $     .53
                                        =========   =========   =========   =========
 Diluted earnings per share adjusted    $     .16   $     .28   $    3.28   $     .53
                                        =========   =========   =========   =========

During 1999, the Company effected a reverse split and, as a result, shares outstanding have been retroactively adjusted for all periods presented.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       ELXSI CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                               Balance at      Charged      Charged to                         Balance
                                               Beginning       Costs and      Other          Deductions-       at End
                                               of Period       Expenses   Accounts-describe   Describe        of Period
                                               ----------     ----------    ----------       ----------      ----------
Year ended December 31, 2000
   Account deducted from assets:
      Reserve for doubtful accounts
          receivable                           $      214     $       28    $       --       $       72 (A)  $      170
                                               ==========     ==========    ==========       ==========      ==========
      Inventory reserve                        $      581     $      475    $      134 (E)   $       --      $    1,990
                                               ==========     ==========    ==========       ==========      ==========
      Deferred tax asset valuation allowance   $   30,451     $       --    $       --       $   18,866 (D)  $   11,585
                                               ==========     ==========    ==========       ==========      ==========

Year ended December 31, 1999
   Account deducted from assets:
      Reserve for doubtful accounts
          receivable                           $      181     $       30    $       32 (C)   $       29 (A)  $      214
                                               ==========     ==========    ==========       ==========      ==========
      Inventory reserve                        $    1,295     $      218    $     (449)(E)   $      483 (B)  $      581
                                               ==========     ==========    ==========       ==========      ==========
      Deferred tax asset valuation allowance   $   60,046     $       --    $       --       $   29,595 (D)  $   30,451
                                               ==========     ==========    ==========       ==========      ==========

Year ended December 31, 1998
   Account deducted from assets:
      Reserve for doubtful accounts
          receivable                           $      117     $       30    $       83 (C)   $       49 (A)  $      181
                                               ==========     ==========    ==========       ==========      ==========
      Inventory reserve                        $    1,227     $      500    $       --       $      432 (B)  $    1,295
                                               ==========     ==========    ==========       ==========      ==========
      Deferred tax asset valuation allowance   $   62,759     $       --    $       --       $    2,713 (D)  $   60,046
                                               ==========     ==========    ==========       ==========      ==========

(A) Uncollectible accounts written off during 1999, 1998 and 1997.
(B) Obsolete inventory written off during 1999, 1998 and 1997.
(C) Bad debt recoveries.
(D) Change in estimate related to future net operating loss and tax credit usage and various changes in timing differences associated with tax to book benefits.
(E) Adjustment for system over-allocation of burden on inventory.

                                ELXSI CORPORATION
                                 EXHIBITS INDEX
                                2000 - FORM 10-K

Exhibit
Number      Description

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation ("CADMUS") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K filed November 13, 1992 (File No 0-11877)).

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

2.8 Contribution Agreement, dated as of December 29, 2000, by and among ELXSI, Bickford's Holdings Company, Inc. and Bickford's Family Restaurants, Inc., including forms of intercompany notes issued to ELXSI and Certificate of Designations for preferred stock issued to ELXSI.

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

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-k, dated March 19, 1999 (File no. 0-11877)).

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

4.3 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.4 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.5 Form of Second Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.6 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.7 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.8 Form of Second Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

4.9 Form of Third Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant.

4.10 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and CIEC. (Incorporated herein by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

4.11 Exercise of Option and Assignment of Registration Rights executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.12 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois ("BofA"). (Incorporated herein by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.13 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.14 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of December 29, 2000, between ELXSI and Bank of America, N.A.

4.15 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.16 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.17 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.18 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.19 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.20 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.21 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 0-11877)).

4.22 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.23 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

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

10.9 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 Registration No. 333-33300).

10.10 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed January 21, 2001 Registration No. 333-54480).

10.11 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
            10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.20 Assignment to Cadmus ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.24 Letter Agreement dated December 8, 2000, from the Company to ELX further extending the term of the foregoing to December 8, 2003 and increasing the amount to $1,472,074.

10.25 Form of Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect of the Company's Common Stock).

10.26 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959. (Incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.27 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.28       Amendment No. 1 to the above Employment Agreement, dated as of May
            27, 1999.

10.29 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.30       Amendment No. 1 to the above Employment Agreement, dated as of May
            27, 1999.

10.31 Form of $2,000,000 Secured Promissory Note of Cadmus payable to ELXSI, dated June 27, 1997.

10.32 Letter agreement dated June 25, 1999 from ELXSI to Cadmus extending the term of the foregoing note.

10.33 Form of Promissory Note of Cadmus payable to ELXSI, dated December 28, 2000, in a maximum principal amount of $10,000,000.

10.34 Form of guaranty instrument executed by Alexander M. Milley in relation to the above two notes.

21.1        Subsidiaries of the Company.

23.1        Consent of PricewaterhouseCoopers LLP