Form 10-Q
period 2001-03-31
ELXSI CORP /DE//
filed 2001-05-15
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 31, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------


                         Commission file number     0-11877
                                                ---------------

                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)        (I.R.S. employer identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida           32805
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:      (407) 849-1090
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

Yes  [X]     No   [ ]

On May 4, 2001, the registrant had outstanding 4,028,350 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                      March 31,    December 31,
                                                        2001           2000
                                                     -----------   -----------
                                                     Unaudited

Current assets:

     Cash and cash equivalents                       $     1,877   $       379

     Accounts receivable, net                              4,987         4,844

     Inventories                                          13,820        12,944

     Prepaid expenses and other current assets               477           329

     Deferred tax asset                                    3,751         3,751
                                                     -----------   -----------

         Total current assets                             24,912        22,247

Property, buildings and equipment, net                    34,138        34,689

Intangible assets, net                                     5,167         5,228

Notes receivable - related party                          11,611        11,355

Deferred tax asset - noncurrent                           15,866        15,708

Other prepaid asset                                       12,417        12,417

Other                                                        957           878
                                                     -----------   -----------

         Total assets                                $   105,068   $   102,522
                                                     ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,   December 31,
                                                         2001          2000
                                                    -------------- ------------
                                                        Unaudited

Current liabilities:
     Accounts payable                                 $     3,399   $     3,461
     Accrued expenses                                       4,364         6,813
     Capital lease obligations - current                       51            51
     Current portion of long-term debt                      1,243         1,243
     Other current liabilities                              3,816         3,816
                                                      -----------   -----------
         Total current liabilities                         12,873        15,384

Capital lease obligations - non current                       948           962
Long-term debt                                             17,403        10,997
                                                      -----------   -----------

         Total liabilities                                 31,224        27,343
                                                      -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A Non-voting

     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares

       Issued and outstanding--none                            --            --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,040,350
         at March 31, 2001 and 4,134,375
         at December 31, 2000                                   4             4
   Additional paid-in capital                             221,365       222,407
   Accumulated deficit                                   (147,184)     (146,924)
   Accumulated other comprehensive income                    (341)         (308)
                                                      -----------   -----------

         Total stockholders' equity                        73,844        75,179
                                                      -----------   -----------

         Total liabilities and stockholders' equity   $   105,068   $   102,522
                                                      ===========   ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                            Three Months Ended March 31,
                                            -----------------------------
                                                2001             2000
                                            ------------    -------------


Net  sales                                   $    24,101    $    24,550

Costs and expenses:
     Cost of sales                                20,586         19,533
     Selling, general and administrative           2,757          2,560
     Depreciation and amortization                 1,170          1,032
                                             -----------    -----------

Operating (loss) income                             (412)         1,425

Other income (expense):
     Interest income                                 332            310
     Interest expense                               (339)          (325)
     Other income (expense)                            1           (100)
                                             -----------    -----------

(Loss) income before income taxes                   (418)         1,310

Benefit (provision) for income taxes                 158           (529)
                                             -----------    -----------

Net (loss) income                                   (260)           781

Other comprehensive loss net of tax:

   Foreign currency translation adjustment           (33)           (16)
                                             -----------    -----------

Comprehensive (loss) income                  $      (293)   $       765
                                             ===========    ===========

Net (loss) income per common share:

     Basic                                   $      (.06)   $       .18
                                             ===========    ===========
     Diluted                                 $      (.06)   $       .16
                                             ===========    ===========

Weighted average number of common
  and common equivalent shares:

       Basic                                       4,089          4,283
                                             ===========    ===========
       Diluted                                     4,509          4,893
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


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)


                                                                                                  Accumulated
                                           Common Stock             Additional       Accum-          Other
                                   ----------------------------      Paid-In         ulated      Comprehensive
                                      Shares          Dollars        Capital         Deficit          Loss
                                   ------------    ------------   ------------    ------------   --------------


Balance at December 31, 2000          4,134,375    $          4   $    222,407    $   (146,924)   $       (308)

Foreign currency translation
     adjustment, net of tax                  --              --             --              --             (33)

Purchase of and retirement of
     Common Stock                       (96,512)             --         (1,064)             --              --

Exercise of Common Stock options
     to purchase Common Stock             2,487              --             22              --              --

Net loss                                     --              --             --            (260)             --
                                   ------------    ------------   ------------    ------------    ------------

Balance at March 31, 2001             4,040,350    $          4   $    221,365    $   (147,184)   $       (341)
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


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                               2001           2000
                                                         -------------- ---------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income                                          $      (260)   $       781
Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation and amortization                               1,170          1,032
     Amortization of deferred debt costs                            45              7
     Gain on sale of land                                           --            (75)
     Unrealized loss on trading securities                          --            346
     Realized gain on sale of trading securities                    --           (181)

(Increase) decrease in assets:
     Accounts receivable                                          (143)          (514)
     Inventories                                                  (876)          (255)
     Prepaid expenses and other current assets                    (148)             7
     Deferred tax asset                                           (158)           369
     Other                                                         (95)           (53)
(Decrease) increase in liabilities:
     Accounts payable                                              (62)          (303)
     Accrued expenses                                           (2,449)          (650)
     Other current and non current liabilities                      --             60
                                                           -----------    -----------
     Net cash (used in) provided by operating activities        (2,976)           571
                                                           -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Purchase of property, building and equipment                 (559)        (1,685)
     Investment in notes receivable - related party               (256)            --
     Collection of accounts receivable - related party              --          3,757
     Collection of notes receivable - related party                 --            135
     Proceeds from sale of property, building
         & equipment                                                --            100
     Net purchase of trading securities                             --         (2,346)
                                                           -----------    -----------
       Net cash used in investing activities                      (815)           (39)
                                                           -----------    -----------





         The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                              2001           2000
                                                        --------------  -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net borrowings (payments) on line of credit                6,472        (1,302)
     Payments of long-term debt                                   (66)          (63)
     Purchase of Common Stock                                  (1,064)           --
     Proceeds from exercise of Common Stock
         options                                                   22            93
     Payment of deferred bank fee                                 (61)           --
     Principal payments on capital lease obligations              (14)          (13)
                                                           ----------    ----------
     Net cash provided by (used in) financing activities        5,289        (1,285)
                                                           ----------    ----------

Increase (decrease) in cash and cash equivalents                1,498          (753)

Cash and cash equivalents, beginning of period                    379         1,366
                                                           ----------    ----------

Cash and cash equivalents, end of period                   $    1,877    $      613
                                                           ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                           $    1,900    $      396
    Interest                                                      322           358


        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


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

During the quarter ended March 31, 2001 one restaurant was closed because the lease expired and one was closed temporarily while construction of a replacement structure is in process. As of March 31, 2001 ELXSI operates 65 Bickford's Restaurants (the "Restaurants" or "Restaurant Division").

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

NOTE 2.  ACCOUNTS RECEIVABLE - RELATED PARTY

As of March 31, 2001, the Company had advanced Cadmus Corporation ("Cadmus") a total of approximately $6,988,000. The advances are partially secured by a portfolio of private and public company equities purchased with the proceeds of the advances. During 2000, Alexander M. Milley ("Mr. Milley"), the President and Chief Executive Officer of the Company formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (10.25% at March 31, 2001), due in January 2002. Accordingly, this receivable is reflected as a long-term asset. In addition, Mr. Milley, has personally guaranteed the amounts due from Cadmus. During the first quarter of 2001 and 2000, the Company recorded interest on the receivable of $181,204 and $174,000, respectively. Mr. Milley is the controlling shareholder of Cadmus and other certain officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company.

NOTE 3.   COMPOSITION OF INVENTORY

Inventory at March 31, 2001 and December 31, 2000 is summarized in the following table.

                                                       2001              2000
                                                   -----------       -----------
Inventories:
Raw materials and finished goods                   $ 7,704,000       $ 7,954,000
Work in process                                      6,116,000         4,990,000
                                                   -----------       -----------
                                                   $13,820,000       $12,944,000
                                                   ===========       ===========

NOTE 4.  SEGMENT REPORTING.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. The restaurant operations segment includes 65 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes "before" non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last annual report on Form 10-K for the year ended December 31, 2000. The "Other" lines include corporate related items, results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the three months ended March 31, 2001 and 2000 is summarized in the following table.

                                                     2001               2000
                                               -------------      -------------

Revenues From External Customers:
     Restaurants                               $  17,781,000      $  17,840,000
     Equipment                                     6,320,000          6,710,000
                                               -------------      -------------
                                               $  24,101,000      $  24,550,000
                                               =============      =============
Segment (Loss) Profit:
     Restaurants                               $    (143,000)     $   1,307,000
     Equipment                                        66,000            494,000
     Other                                          (335,000)          (376,000)
                                               -------------      -------------
                                               $    (412,000)     $   1,425,000
                                               =============      =============
Segment Assets:
     Restaurants                               $  33,440,000      $  32,021,000
     Equipment                                    25,779,000         24,974,000
     Other                                        45,849,000         31,443,000
                                               -------------      -------------
                                               $ 105,068,000      $  88,438,000
                                               =============      =============

There were no inter-segment sales or transfers during the first three months of 2001 or 2000. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, the deferred tax asset and the other prepaid asset.

NOTE 5. LONG-TERM DEBT. In connection with the bank line of credit, ELXSI violated the fixed charge coverage ratio covenant and exceeded the limit for Common Stock repurchases at March 31, 2001. Subsequent to March 31, 2001, the Company requested and obtained a waiver from the bank for the violations.

NOTE 6. DERIVATIVE INSTRUMENT. The Company uses a derivative instrument to manage exposure related to variable interest rates on outstanding debt. Interest rate swap agreements are utilized to provide an exchange of interest payments computed on notional amounts that will offset any undesirable changes in cash flows or fair value resulting from market rate changes on designated hedged bank borrowings. The company limits the credit risks of the interest rate agreements by initiating the transaction with counter parties with major financial institutions.

On March 28, 2001, the Company entered into an interest rate swap agreement providing for a fixed interest rate of approximately 7.5% on an outstanding term note for next year. As the swap agreement was outstanding for only two days prior to the end of the quarter, the Company did not assess whether the derivative used in hedging interest rate risk is highly effective in offsetting changes in fair value or cash flows associated with the hedged items for the first quarter of fiscal 2001. Such an analysis would not provide meaningful date to assess the actual effectiveness of the hedge transaction.

SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instruments, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreements), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which hedged transaction effects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

NOTE 7. RECLASSIFICATION. The Company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications had no effect on net income or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST QUARTER 2001 RESULTS TO 2000 RESULTS

The first quarter sales decreased $449,000, gross profit decreased $1,502,000, selling, general and administrative expense increased $197,000 and depreciation and amortization increased $138,000 resulting in an operating income decrease of $1,837,000. Interest expense increased by $14,000, interest income increased by $22,000, other expense decreased by $101,000 and income tax expense decreased by $687,000. The above items resulted in a loss of $260,000 in the first quarter of 2001 compared to net income of $781,000 in the corresponding year. This represented a decrease in net income of $1,041,000 in the first quarter of 2001 compared to the first quarter of 2000.

RESTAURANT DIVISION. Restaurant sales decreased by $59,000, or 0.3%, and gross profit decreased by $1,295,000, or 46.7%, in the first quarter of 2001 compared to the same period in the prior year. Operating income decreased $1,450,000, or 110.9%, after the effect of a decrease in selling general and administrative expense of $9,000, or 1.4% and an increase in depreciation and amortization of $164,000, or 19.5%. The sales decrease was mainly due to a decrease in same store sales of $429,000, or 2.7%, a decrease in sales due to closed Restaurants of $648,000 partially offset by sales from the opening of new Bickford's Restaurants of $1,146,000. Customer counts at Restaurants operated in both periods decreased 7.0% due primarily to the severe winter weather in the first quarter of 2001.

In addition to the sales decrease, there was a 7.2% decline in the gross profit percentage from 15.5% to 8.3%, and restaurant gross profit decreased by $1,295,000, or 46.7%, in the first quarter of 2001 compared to the same period in 2000. The decrease in the gross profit percentage was mainly the result of an increase in labor and variable costs as a percentage of sales. Labor costs as a percentage of sales increased primarily due to staffing inefficiencies related to the decline in customers, increases in the average hourly rate and higher workers compensation and medical insurance rates. The increase in variable costs resulted from utility cost increases as well as snow removal costs increases related to the winter weather.

Restaurant selling, general and administrative expense decreased by $9,000, or 1.4%, during the first quarter of 2001.

Restaurant depreciation and amortization increased by $164,000, or 19.5%, during the first quarter of 2001. Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

As a result of the above items, operating income decreased by $1,450,000 or 110.9% in the first quarter of 2001.

CUES DIVISION. Cues's sales decreased by $390,000, or 5.8%, in the first quarter of 2001 compared to the same period in the prior year. The sales decline resulted mainly from a decrease in sales of truck-mounted system and portable inspection systems. Due to an increase in headcount and insurance costs, including the group medical insurance, and reductions in the selling prices of the portable inspections systems, as a result of competitive pricing pressures, the first quarter gross profit decreased by 1.2% compared to the same period in the prior year. As a result of the sales decrease and a 1.2% decrease in the gross profit percentage from 33.5% in the first quarter of 2000 to 32.3% in the first quarter of 2001, gross profit decreased by $207,000, or 9.2%, in the first quarter of 2001.

Operating income decreased by $428,000, or 86.6%. Included in the decrease in operating income are the effects of an increase in selling, general and administrative expense of $247,000, or 15.8%, partially offset by a decrease in depreciation and amortization expense of $26,000, or 13.5%. The increase in selling, general and administrative expenses in the first quarter of 2001 compared to the corresponding period in the prior year is primarily attributable to expansion of field sales coverage within the U.S. and internationally. The staffing increases in sales, manufacturing and engineering results from management's expectations of higher levels of sales volume in future periods. Although a poor financial performance was recognized in the first quarter management does not view it as a sign of market weakness or decreasing market share. Rather it reflects an increase investment in the business that is currently beginning to generate congruent level of orders and shipments. In addition, during the first quarter of 2001 warranty expense decreased partially offsetting the increase in expenses related to sales coverage.

In recent months, a key competitor was consolidated into a large international firm. Given the recent timing of the transaction, management is not clear as to the effects of this on the industry.

CORPORATE. Corporate general and administrative expenses decreased by $41,000, or 10.9%, during the first quarter of 2001, primarily due to a reduction in the phantom stock option plan expenses.

Consolidated interest expense increased by $14,000, or 4.3%, due to a higher average debt balance in 2001 partially offset by lower interest rates. Consolidated interest income increased by $22,000, or 7.1%, and other expense decreased $101,000 in the first quarter of 2001 compared to the same period in 2000.

Income tax expense decreased from $529,000 of expense in the first quarter of 2000 to a tax benefit of $158,000 in the first quarter of 2001. The decrease in tax expense resulted from a decrease in pre-tax income in the first quarter of 2000 to a pre-tax loss in the corresponding period of 2001. Both periods include non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The tax expense in the first quarter of 2001 included a deferred tax benefit of $158,000, while the corresponding period in the prior year included deferred tax expense of $369,000. The Company will continue to pay taxes at the rate of approximately 12%, but will recognize a 40% tax expense on future quarterly and annual income statements.

EARNINGS PER SHARE. The basic and diluted loss per share for the first quarter ended March 31, 2001 was $.06. The basic and diluted weighted average number of shares outstanding for the quarter ended March 31, 2001 were 4,089,000 and 4,509,000, respectively. This compares to basic and diluted earnings per share for the first quarter ended March 31, 2000 of $.18 and $.16, respectively when there were basic and diluted weighted average shares outstanding of 4,283,000 and 4,893,000, respectively. The decrease in the diluted weighted average shares outstanding in the first quarter of 2001 compared to the first quarter of 2000 resulted mainly from the purchase of Common Stock and a decrease in the average stock market price in the first quarter of 2001 compared to the corresponding period in 2000. The average stock market price for the first quarter of 2001 was $10.43 compared to an average of $13.32 in the corresponding period of 2000. A decrease in the stock price results in a decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the diluted earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated cash positions at March 31, 2001 and December 31, 2000 was $1,877,000 and $379,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

During the first quarter of 2001, the Company used cash flow in operations of $2,976,000. Borrowings on the line of credit of $6,472,000 and proceeds from stock options exercises of $22,000 funded the cash used in operations of $2,976,000, the acquisition of property, plant and equipment totaling $559,000, an increase in related party notes receivable of $256,000, payment of long-term debt of $66,000, the purchase of Common Stock of $1,064,000, payment of deferred bank fees of $61,000 and the payment of capital leases obligations of $14,000. During the first quarter of 2001, current assets increased by $2,665,000 primarily due to an increase in Cues inventory and Bickford's cash. Current liabilities decreased $2,511,000 mainly due to a decrease in accrued expenses. In connection with the bank line of credit, ELXSI violated the fixed charge coverage ratio covenant and exceeded the limit for Common Stock repurchases at March 31, 2001. Subsequent to March 31, 2001, the Company requested and obtained a waiver from the bank for the violations.

During the first quarter of 2000, the Company had cash flow from operations of $571,000. The cash from operations, collection of a related party loan of $3,757,000, collection of a related party note of $135,000, proceeds from the sale of land of $100,000, and proceeds from the exercise of common stock options totaling $93,000 funded payment of long-term debt of $1,365,000, net purchase of equity investments of $2,346,000, acquisition of property, plant and equipment totaling $1,685,000, and payment of capital leases obligations of $13,000. During the first quarter of 2000, current assets decreased by $1,567,000 primarily due to a collection of Corporate advances to a related party, partially offset by Corporate investments and an increase in Cues's accounts receivable. Also included in current assets is a decrease in an account receivable from a related party totaling $3,757,000 at March 31, 2000 (see Note
2). Current liabilities decreased $599,000 mainly due to a decrease in accrued expenses and repayment of current portion of long-term debt.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations and credit availability under the Company's credit facility will be sufficient to fund current operations. With bank approval, excess funds are available under the Company's loan Agreement to finance additional acquisitions.

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

                                                ELXSI CORPORATION
                                     -------------------------------------------
                                                   (Registrant)



Date: May 7, 2001                    /s/  Alexander M. Milley
                                     ------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 7, 2001                    /s/  David M. Doolittle
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)