Form 10-Q
period 2001-06-30
ELXSI CORP /DE//
filed 2001-08-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2001
                               --------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ----------------------


                         Commission file number   0-11877
                                                -----------

                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              77-0151523
----------------------------------                       -----------------------
(State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                   32805
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


Registrant's telephone number, including area code:      (407) 849-1090
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]        No   [    ]

On July 27, 2001, the registrant had outstanding 4,028,150 shares of Common Stock, par value $0.001 per share.

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

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                                             June 30,     December 31,
                                                                              2001             2000
                                                                          ------------    ------------
                                                                            Unaudited
Current assets:

     Cash and cash equivalents                                            $      1,818    $        379

     Accounts receivable, net                                                    5,199           4,844

     Inventories                                                                13,872          12,944

     Prepaid expenses and other current assets                                     632             329

     Deferred tax asset                                                          3,751           3,751
                                                                          ------------    ------------

         Total current assets                                                   25,272          22,247

Property, buildings and equipment, net                                          34,794          34,689

Intangible assets, net                                                           5,106           5,228

Notes receivable - related party                                                11,849          11,355

Deferred tax asset - noncurrent                                                 15,707          15,708

Other prepaid asset                                                             12,417          12,417

Other                                                                            1,164             878
                                                                          ------------    ------------

         Total assets                                                     $    106,309    $    102,522
                                                                          ============    ============



         The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,         December 31,
                                                                             2001               2000
                                                                          --------------    --------------
                                                                            Unaudited
Current liabilities:
     Accounts payable                                                     $        3,151    $        3,461
     Accrued expenses                                                              5,115             6,813
     Capital lease obligations - current                                              51                51
     Current portion of long-term debt                                             1,273             1,243
     Other current liabilities                                                     3,816             3,816
                                                                          --------------    --------------
         Total current liabilities                                                13,406            15,384

Capital lease obligations - non current                                              935               962
Long-term debt                                                                    18,032            10,997
                                                                          --------------    --------------

         Total liabilities                                                        32,373            27,343
                                                                          --------------    --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                                                   --                --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,028,150
         at June 30, 2001 and 4,134,375
         at December 31, 2000                                                          4                 4
   Additional paid-in capital                                                    221,246           222,407
   Accumulated deficit                                                          (146,869)         (146,924)
   Accumulated other comprehensive income                                           (445)             (308)
                                                                          --------------    --------------

         Total stockholders' equity                                               73,936            75,179
                                                                          --------------    --------------

         Total liabilities and stockholders' equity                       $      106,309    $      102,522
                                                                          ==============    ==============


         The accompanying notes are an integral part of these consolidated financial statements.



                                ELXSI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                                 ------------------------  -------------------------
                                                                    2001         2000         2001           2000
                                                                 -----------  -----------  -----------   -----------
Net  sales                                                       $    26,969  $    25,832  $    51,070   $    50,382

Costs and expenses:
     Cost of sales                                                    22,255       20,706       42,841        40,238
     Selling, general and administrative                               2,860        2,372        5,617         4,933
     Depreciation and amortization                                     1,173        1,058        2,343         2,090
                                                                 -----------  -----------  -----------   -----------

Operating income                                                         681        1,696          269         3,121

Other income (expense):
     Interest income                                                     318          378          650           688
     Interest expense                                                   (470)        (321)        (809)         (646)
     Other                                                               (21)          12          (20)          (88)
                                                                 -----------  -----------  -----------   -----------

Income before income taxes                                               508        1,765           90         3,075

Provision for income taxes                                               193          735           35         1,264
                                                                 -----------  -----------  -----------   -----------

Net income                                                               315        1,030           55         1,811

Other comprehensive expense net of tax:
   Foreign currency translation adjustment                               (58)         (17)         (91)          (33)
   Adjustment for cash flow hedge                                        (46)          --          (46)           --
                                                                 -----------  -----------  -----------   -----------

Comprehensive income (loss)                                      $       211  $     1,013  $       (82)  $     1,778
                                                                 ===========  ===========  ===========   ===========


Net income per common share:
     Basic                                                       $      0.07  $      0.24  $      0.01   $      0.42
                                                                 ===========  ===========  ===========   ===========
     Diluted                                                     $      0.07  $      0.21  $      0.01   $      0.37
                                                                 ===========  ===========  ===========   ===========
Weighted average number of common and common equivalent shares:
     Basic                                                             4,028        4,288        4,059         4,286
                                                                 ===========  ===========  ===========   ===========
     Diluted                                                           4,312        4,835        4,413         4,865
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


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)


                                                                                                     Accumulated
                                              Common Stock             Additional                       Other
                                       ---------------------------      Paid-In      Accumulated   Comprehensive
                                          Shares         Dollars        Capital       Deficit           Loss
                                       ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000              4,134,375   $          4   $    222,407   $   (146,924)  $       (308)

Foreign currency translation
     adjustment, net of tax                      --             --             --             --            (91)

Adjustment to recognize fair value
     of cash flow hedge, net of tax              --             --             --             --            (46)

Purchase of and retirement of
     Common Stock                          (108,712)            --         (1,183)            --             --

Exercise of Common Stock options
     to purchase Common Stock                 2,487             --             22             --             --

Net income                                       --             --             --             55             --
                                       ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2001                  4,028,150   $          4   $    221,246   $   (146,869)  $       (445)
                                       ============   ============   ============   ============   ============



         The accompanying notes are an integral part of these consolidated financial statements.




                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                           --------------------------
                                                              2001            2000
                                                           ----------     ----------
Cash flows (used in) provided by operating activities:
Net income                                                 $       55     $    1,811
Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                              2,343          2,090
     Amortization of deferred debt costs                           93             13
     Gain on sale of land                                          --            (75)
     Realized loss on sale of trading securities                   --            165
     Loss on disposal of equipment                                 46             --

(Increase) decrease in assets:
     Accounts receivable                                         (355)          (398)
     Inventories                                                 (928)          (502)
     Prepaid expenses and other current assets                   (303)          (171)
     Deferred tax asset                                             1            868
     Other                                                       (246)          (144)
(Decrease) increase in liabilities:
     Accounts payable                                            (310)           374
     Accrued expenses                                          (1,698)          (857)
                                                           ----------     ----------
     Net cash (used in) provided by operating activities       (1,302)         3,174
                                                           ----------     ----------

Cash flows used in investing activities:
     Purchase of property, building and equipment              (2,374)        (3,108)
     Increase in notes receivable - related party                (494)            --
     Accounts receivable - related party                           --           (108)
     Collection of notes receivable - related party                --            135
     Proceeds from sale of property, building
         & equipment                                               --            100
     Net purchase of trading securities                            --         (2,346)
                                                           ----------     ----------
     Net cash used in investing activities                     (2,868)        (5,327)
                                                           ----------     ----------


         The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Cash flows provided by financing activities:
     Net borrowings (payments) on line of credit                      7,161          2,088
     Payments of long-term debt                                         (96)           (76)
     Purchase of Common Stock                                        (1,183)            --
     Proceeds from exercise of Common Stock
         options                                                         22            119
     Payment of deferred financing fees                                (268)            --
     Principal payments on capital lease obligations                    (27)           (26)
                                                                -----------    -----------
     Net cash provided by financing activities                        5,609          2,105
                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                      1,439            (48)

Cash and cash equivalents, beginning of period                          379          1,366
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $     1,818    $     1,318
                                                                ===========    ===========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Income taxes                                                $     2,083    $       678
    Interest                                                            710            678



         The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.  The Company

General. ELXSI Corporation (together with its subsidiaries, the "Company") has historically operated principally through its wholly-owned California subsidiary, ELXSI. ELXSI's operating businesses consist of a Restaurant division in New England and an equipment manufacturer in Orlando, Florida.

Restaurant Division. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants located in New England from Marriott Family Restaurants, Inc. Since that date, the Company has acquired, disposed of or converted to the "Bickfords" concept numerous restaurant facilities in New England. During the six months ended June 30, 2001 one restaurant was closed because its lease had expired, one was closed temporarily while construction of a replacement structure was in process and one restaurant was opened in East Providence, Rhode Island. As of June 30, 2001, ELXSI operates 66 Bickford's Restaurants (the "Restaurants" or "Restaurant Division"). Until December 30, 2000, the Restaurants were owned and operated as a division of ELXSI. On that date, they were transferred to a newly-formed wholly-owned indirect subsidiary of ELXSI.

Equipment Manufacturer. On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to herein as "Cues" or "Cues Division". Cues is engaged in the manufacturing and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users. Cues is owned and operated as a division of ELXSI.

Note 2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of ELXSI Corporation as of June 30, 2001, and the results of their operations and cash flows for the six months ended June 30, 2001 and 2000, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3.  Notes Receivable - Related Party

As of June 30, 2001, the Company had outstanding advances to Cadmus Corporation ("Cadmus") totaling approximately $7,226,000. The advances are secured by, among other assets, a portfolio of private and public company equities purchased with the proceeds thereof. During 2000, Cadmus and the Company, formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (9.5% at June 30, 2001), due December 28, 2001. In addition, Alexander M. Milley, the Chairman of the Board, President and Chief Executive Officer of the Company, has personally guaranteed the amounts due from Cadmus. Management anticipates this note will be extended for a one-year term, and Mr. Milley acting as controlling shareholder of Cadmus has the ability to extend this note receivable. Therefore, the note has been reflected as a long-term asset as of June 30, 2001. During the second quarter of 2001 and 2000, the Company recorded interest on the receivable of $163,000 and $244,000, respectively. Mr. Milley is the Chairman, President and indirect controlling shareholder of Cadmus, and certain other officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company.

Note 4.  Composition of Inventory

Inventory at June 30, 2001 and December 31, 2000 is summarized in the following table.

                                                June 30,       December 31,
                                                 2001             2000
                                            --------------   --------------
Inventories:
     Raw materials and finished goods       $    7,637,000   $    7,954,000
     Work in process                             6,235,000        4,990,000
                                            --------------   --------------
                                            $   13,872,000   $   12,944,000
                                            ==============   ==============

Note 5.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. The restaurant operations segment includes 66 restaurants located in New England states operating under the "Bickford's" brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last annual report on Form 10-K, for the year ended December 31, 2000. The "Other" lines include corporate related items; results of insignificant operations, and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the six months ended June 30, 2001 and 2000 is presented in the following table.

                                                     2001              2000
                                                --------------   --------------
Revenues From External Customers:
     Restaurants                                $   36,235,000   $   36,888,000
     Equipment                                      14,835,000       13,494,000
                                                --------------   --------------
                                                $   51,070,000   $   50,382,000
                                                ==============   ==============

Segment (Loss) Profit:
     Restaurants                                $      376,000   $    2,860,000
     Equipment                                         513,000          864,000
     Other                                            (620,000)        (603,000)
                                                --------------   --------------
                                                $      269,000   $    3,121,000
                                                ==============   ==============
Segment Assets:
     Restaurants                                $   34,939,000   $   33,394,000
     Equipment                                      26,292,000       25,022,000
     Other                                          45,078,000       34,835,000
                                                --------------   --------------
                                                $  106,309,000   $   93,251,000
                                                ==============   ==============

There were no inter-segment sales or transfers during the first six months of 2001 or 2000. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, the deferred tax asset and the other prepaid asset.

Note 6. Long-Term Debt. ELXSI was not in compliance with the fixed charge coverage ratio covenant under its bank line of credit, at March 31, 2001 and June 30, 2001. Subsequent to March 31, 2001 and June 30, 2001, the Company requested and obtained waivers from the bank for these violations.

Note 7. Derivative Instrument. The Company uses a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding debt. This interest rate swap agreement is utilized to provide an exchange of interest payments computed on notional amounts that will offset any undesirable changes in cash flows or fair value resulting from market rate changes on designated hedged bank borrowings. The Company limits the credit risks of the interest rate agreement by initiating the transaction with a major financial institution.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in the fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For a derivative instrument that is designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreement), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, any gain or loss is recognized in current earnings during the period of change.

On March 28, 2001, the Company entered into an interest rate swap agreement providing for a fixed interest rate of approximately 7.5% on an outstanding term note for next year.

During the quarter ended June 30, 2001, the Company recorded a net loss of $46,000, net of tax, in other comprehensive income related to its cash flow hedge.

Note 8. Phantom Option Plan. On July 2, 2001, the four executives of the Restaurant Division exercised their rights under the ELXSI phantom stock option plan (the "Plan"). Under terms of the Plan these executives are entitled to receive within 90 days of the exercise date a cash payment equal to the appraised value of the Restaurant Division as defined. The appraised value has not been determined; however, management believes that the accrual for phantom stock options is sufficient.

Note 9. Business Combinations and Goodwill and Other Intangible Assets. On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. As of June 30, 2001, ELXSI had $4,379,000 of goodwill, net of accumulated amortization of $1,471,000. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $210,000 of annual amortization, subject to the identification of separately recognized intangibles, which would continue to be amortized under the new rules. ELXSI is in the process of evaluating impairment testing of all goodwill.

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

COMPARISON OF FIRST HALF 2001 RESULTS TO FIRST HALF 2000 RESULTS

Six month sales increased $688,000, gross profit decreased $1,915,000, selling, general and administrative expense increased $684,000 and depreciation and amortization increased $253,000, resulting in an operating income decrease of $2,852,000. Interest expense increased by $163,000, interest income decreased by $38,000, other expense decreased by $68,000 and income taxes decreased by $1,229,000, resulting in a decrease in net income of $1,756,000.

Restaurant Division. Restaurant sales decreased by $653,000, or 1.8%, and gross profit decreased by $2,135,000, or 37.0%, in the first half of 2001 compared to the same period in the prior year. Operating income decreased $2,484,000, or 86.9%, after deducting an increase in selling, general and administrative expense of $39,000, or 3.2%, and an increase in depreciation and amortization of $310,000, or 18.2%. The sales decrease was mainly due to a decrease in same store sales of $854,000, or 2.7%, a decrease in sales due to closed Restaurants of $1,672,000, a decrease in sales from converted Restaurants of $47,000, partially offset by an increase in sales from the opening of new Bickford's restaurants of $1,920,000. Customer counts at Restaurants operated in both periods decreased 7.0%, due primarily to the severe winter weather, increased competition in certain market areas and the effects of a general economic slowdown. In addition, the implementation by certain local communities of non-smoking regulations also reduced customer counts at affected locations.

In addition to the sales decrease, there was a 5.6% decrease in the gross profit percentage from 15.6% to 10.0%, and restaurant gross profit decreased by $2,135,000, or 37.0%, in the first half of 2001 compared to the same period in 2000. The decrease in the gross profit percentage was mainly the result of an increase in labor, variable and fixed costs as a percentage of sales. Labor costs as a percentage of sales increased primarily due to staffing inefficiencies related to the decline in customers, increases in average hourly rates and higher workers compensation and medical insurance rates. The increase in variable costs resulted primarily from utility and snow removal costs increases, while fixed costs increased as a percentage of sales primarily as a result of the decline in sales.

Restaurant depreciation and amortization will continue to increase each year with the addition of new restaurants.

Cues Division. Cues's sales increased by $1,341,000, or 9.9%, in the first half of 2001 compared to the same period in the prior year. The sales increase resulted mainly from an increase in sales of truck-mounted system and portable inspection systems. As a result of the sales increase and a 1.4% decrease in the gross profit percentage from 32.4% in the first half of 2000 to 31.0% in the first half of 2001, gross profit increased by $220,000, or 5.0%, in the first half of 2001. Operating income decreased by $351,000, or 40.6%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $628,000, or 20.1%, and a decrease in depreciation and amortization expense of $57,000, or 14.7%. The increase in selling, general and administrative expenses in the first half of 2001, compared to the corresponding period in the prior year is primarily attributable to expansion of field sales coverage within the U.S. and internationally. The staffing increases in sales, manufacturing and engineering results from management's expectations of higher levels of sales volume in future periods. Although a poor financial performance was recognized in the first half of 2001, management does not view it as a sign of market weakness or decreasing market share. Rather, it reflects an increased investment in the business, which began to generate congruent level of orders and shipments in the second quarter of 2001. In addition, during the first half of 2001 warranty expense decreased partially offsetting the increase in expenses related to sales coverage.

In the past year, a key competitor was consolidated into a large international firm. Given the recent timing of the transaction, management is not clear as to the effects of this on the industry.

Corporate. Corporate general and administrative expenses increased by $17,000 during the first half of 2001 compared with fiscal 2000. Interest expense increased by $181,000 due to a higher average debt balance in 2001 and an increase in the amortization of deferred financing costs, partially offset by lower interest rates. Interest income decreased $73,000 in the first half of 2001 compared to the same period in 2000. Other expense decreased by $175,000 in the first half of 2001 compared to the same period in 2000.

Income Taxes. Consolidated income tax expense decreased from $1,264,000 in the first half of 2000 to $35,000 in the first half of 2001. The decrease in tax expense resulted from a decrease in pre-tax income of $2,985,000. Both periods include non-cash expense resulting from calculating the Company's deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes." The first half of 2001 and 2000 included deferred tax expense of $31,000 and $868,000, respectively. The Company continues to pay taxes at the rate of approximately 12%, but will recognize tax expense at a rate of approximately 40% on future quarterly and annual income statements.

Earnings Per Share. Basic and diluted earnings per share for the six months ended June 30, 2001 were $0.01 per share in each period. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2001 were 4,059,000 and 4,413,000, respectively. This compares to basic and diluted earnings per share of $0.42 and $0.37 per share, respectively, for the corresponding period in 2000 when there were basic and diluted weighted average shares outstanding of 4,286,000 and 4,865,000, respectively. The decrease in the diluted weighted average shares outstanding in the first half of 2001 compared to the first half of 2000 resulted mainly from the purchase of Common Stock and, to a lesser extent, a decrease in the average market price of the Common Stock during the first half of 2001 compared to the corresponding period in 2000. The average market price for the first half of 2001 was $9.48 compared to an average of $12.70 in the corresponding period of 2000. A decrease in the stock price results in a decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculations.

COMPARISON OF SECOND QUARTER 2001 RESULTS TO SECOND QUARTER 2000 RESULTS

Second quarter sales increased $1,137,000, gross profit decreased $412,000, selling, general and administrative expense increased $488,000 and depreciation and amortization increased $115,000, resulting in an operating income decrease of $1,015,000. Interest expense increased by $149,000, interest income decreased by $60,000, other expense increased by $33,000 and income tax expense decreased by $542,000. As a result of the above items net income decreased by $715,000 in the second quarter of 2001 compared to the second quarter of 2000.

Restaurant Division. Restaurant sales decreased by $594,000, or 3.1%, and gross profit decreased by $840,000, or 28.0%, in the second quarter of 2001 compared to the same period in the prior year. Operating income decreased $1,034,000, or 66.6%, after the effect of an increase in selling general and administrative expense of $48,000, or 8.2%, and an increase in depreciation and amortization of $146,000, or 17.0%. The sales decrease was mainly due to a decrease in same store sales of $420,000, or 2.6%, and a decrease in sales due to closed restaurants of $915,000, partially offset by sales from the opening of new Bickford's restaurants of $774,000. Customer counts at restaurants operated in both periods decreased 7.0%, due primarily to increased competition in certain market areas and the effect of an economic slowdown.

In addition to the sales decrease, there was a 4.0% decline in the gross profit percentage from 15.7% to 11.7%, and restaurant gross profit decreased by $840,000, or 28.0%, in the second quarter of 2001 compared to the same period in 2000. The decrease in the gross profit percentage was mainly the result of an increase in labor, variable and fixed costs as a percentage of sales. Labor costs as a percentage of sales increased primarily due to staffing inefficiencies related to the decline in customers, increases in the average hourly rates and higher workers compensation and medical insurance rates. The increase in variable costs as a percentage of sales resulted primarily from utility cost increases, while fixed costs increased as a percentage of sales primarily as a result of the sales decline.

Cues Division. Cues's sales increased by $1,731,000, or 25.5%, in the second quarter of 2001 compared to the same period in the prior year. The sales increase resulted mainly from an increase in sales of truck-mounted system and portable inspection systems. Due to an increase in headcount and insurance costs, including the group medical insurance, an increase in the amount of truck-mounted system sales and reductions in the selling prices of the portable inspections systems, as a result of competitive pricing pressures, the second quarter gross profit percentage decreased 1.4% from 31.4% in the second quarter of 2000 to 30.0% in the second quarter of 2001. As a result of the sales increase and the decrease in the gross profit percentage, gross profit increased by $428,000, or 20.1%, in the second quarter of 2001 compared to the same period in the prior year.

Operating income increased by $77,000, or 20.8%. Included in the increase in operating income are the effects of an increase in selling, general and administrative expense of $382,000, or 24.4%, partially offset by a decrease in depreciation and amortization expense of $31,000, or 15.7%. The increase in selling, general and administrative expenses in the first quarter of 2001 compared to the corresponding period in the prior year is primarily attributable to expansion of field sales coverage within the U.S. and internationally. The staffing increases in sales, manufacturing and engineering results from management's expectations of higher levels of sales volume in future periods. Although an improved financial performance was recognized in the second quarter management does not believe it has benefited fully from this increased investment in the business. However, it has and is currently beginning to generate congruent level of orders and shipments.

Corporate. Corporate general and administrative expenses increased by $58,000, or 25.6%, during the second quarter of 2001, primarily due to an increase in professional services.

Consolidated interest expense increased by $149,000, or 46.4%, due to a higher average debt balance in 2001 and amortization of deferred financing fees, partially offset by lower interest rates. Consolidated interest income decreased by $60,000, or 15.9%, in the second quarter of 2001 compared to the same period in 2000.

Income tax expense decreased $542,000 in the second quarter of 2001 compared to the same period in 2000 as a result of a decrease in pre-tax income in the second quarter of 2001 compared to the corresponding period of 2000. Both periods include non-cash expense resulting from calculating the Company's deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes." The tax expense in the second quarter of 2001 included a deferred tax expense of $139,000, while the corresponding period in the prior year included deferred tax expense of $499,000. The Company continues to pay taxes at the rate of approximately 12%, but will recognize a 40% tax expense on future quarterly and annual income statements.

Earnings Per Share. The basic and diluted earnings per share for the second quarter ended June 30, 2001 were $.07 per share in each quarter. The basic and diluted weighted average number of shares outstanding for the quarter ended June 30, 2001 were 4,028,000 and 4,312,000, respectively. This compares to basic and diluted earnings per share for the second quarter ended June 30, 2000 of $.24 and $.21 per share, respectively, when there were basic and diluted weighted average shares outstanding of 4,288,000 and 4,835,000, respectively. The decrease in the diluted weighted average shares outstanding in the second quarter of 2001 compared to the second quarter of 2000 resulted mainly from the purchase of Common Stock and a decrease in the average market price in the second quarter of 2001 compared to the corresponding period in 2000. The average stock market price for the second quarter of 2001 was $8.53 compared to an average of $12.09 in the corresponding period of 2000.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at June 30, 2001 and December 31, 2000 were $1,818,000 and $379,000, respectively. The Company has a cash management system whereby cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings under its bank line of credit.

During the first half of 2001, the Company used cash flow in operations of $1,302,000. Borrowings under its line of credit of $7,161,000 and proceeds from stock options exercises of $22,000 funded the cash used in operations of $1,302,000, the acquisitions of property, plant and equipment totaling $2,374,000, an increase in related party notes receivable of $494,000, payment of long-term debt of $96,000, the purchase of Common Stock of $1,183,000, payment of deferred financing fees of $268,000, the payment of capital leases obligations of $27,000 and an increase in cash of $1,439,000. During the first half of 2001, current assets increased by $3,025,000, primarily due to an increase in Cues inventory and Bickford's cash. Current liabilities decreased $2,054,000, mainly due to a decrease in accrued expenses. Current liabilities at June 30, 2001 and December 31, 2000 include $561,000, representing the remaining amount payable to stockholders, who have not surrendered their cancelled certificates as a result of the Company's June 28, 1999 reverse stock split, which resulted in the retirement of 157,000 shares of Common Stock. ELXSI violated the fixed charge coverage ratio covenant under its bank line of credit, at both March 31, 2001 and June 30, 2001. Subsequent to both March 31, 2001 and June 30, 2001, the Company requested and obtained waivers from the bank for the violations.

During the first half of 2000, the Company had cash flow from operations of $3,174,000. The cash from operations of $3,174,000, borrowings of $2,088,000 of long term debt, collection of a related party note of $135,000, proceeds from the sale of land of $100,000, and proceeds from the exercise of common stock options totaling $119,000 funded additional advances to a related party of $2,289,000 (including the effect of a non-cash sale of trading securities of $2,181,000), net purchases of trading securities of $2,346,000, acquisitions of property, plant and equipment totaling $3,108,000, the purchase of common stock of $76,000, and payment of capital lease obligations of $26,000. During the first half of 2000, current assets decreased by $6,464,000 primarily due to a reclassification of Corporate advances to a related party (see Note 3) to long term assets, partially offset by an increase in Cues's accounts receivable and inventory. Current liabilities increased $9,059,000, mainly due to an increase in the current portion of long-term debt and accounts payable, partially offset by a decrease in accrued expenses.

Future Needs For and Sources of Capital. Management believes that cash generated by operations and credit availability under the Company's Bank line of credit facility will be sufficient to fund current operations. With bank approval, excess funds are available under the Company's loan agreement to finance additional acquisitions.

Impact of Inflation. Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Many of the Restaurant employees are paid hourly rates related to the federal minimum wage and, accordingly, increases in the minimum wage will generally result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company believes that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Increases in interest rates could negatively affect the Company's operations.

Item 3.  Other Information

           None

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Company's annual meeting was held on May 16, 2001. In connection therewith the Company submitted the following proposals to stockholders in its notice of Annual meeting of Stockholders and Proxy Statement dated April 16, 2001.

All of the directors of the Company were re-elected at the 2001 Annual Meeting of Stockholders, having received votes as follows:


                                                     Against/                                     Broker
    Nominee                       For                Withheld            Abstentions            Non Votes
   -------                 ---------------      ----------------     ------------------     ---------------
Farrokh H. Kavarana              2,437,790                 1,420                     --                  --
Kevin P. Lynch                   2,435,370                 3,840                     --                  --
Alexander M. Milley              2,435,370                 3,840                     --                  --
Denis M. O'Donnell               2,437,790                 1,420                     --                  --
Robert C. Shaw                   2,435,370                 3,840                     --                  --



A majority of the stockholders approved the Company's 2001 Incentive Stock Option Plan, voting as follows:


                                                     Against/                                     Broker
                                  For                Withheld            Abstentions            Non Votes
                           ---------------      ----------------     ------------------     ---------------
Number of votes                  2,390,830                47,730                    650                  --


A majority of the stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001, voting as follows:

                                                     Against/                                     Broker
                                  For                Withheld            Abstentions            Non Votes
                           ---------------      ----------------     ------------------     ---------------
Number of votes                  2,433,890                 5,220                    100                  --



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  4.24. Sixth Amendment to Amended and Restated Loan and Security Agreement.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ELXSI CORPORATION
                                            ------------------------------------
                                                 (Registrant)



Date: August 10, 2001                       /s/  ALEXANDER M. MILLEY
                                            ------------------------------------
                                            Alexander M. Milley, Chairman of the
                                              Board, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)




Date: August 10, 2001                       /s/  DAVID M. DOOLITTLE
                                            ------------------------------------
                                            David M. Doolittle, Vice President,
                                              Treasurer and Secretary (Chief
                                              Accounting Officer and Principal
                                              Financial Officer)

         Exhibit 4.24

                     SIXTH AMENDMENT TO AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT

         THIS SIXTH AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT, dated as of May 15, 2001 (this "Amendment"), is by and between BANK OF AMERICA, N.A., as successor by merger to Bank of America Illinois (the "Lender"), ELXSI, a California corporation ("ELXSI"), BICKFORD'S HOLDINGS COMPANY, INC., a Delaware corporation ("Holdings"), and BICKFORD'S FAMILY RESTAURANTS, INC., a Delaware corporation ("Bickford's") (ELXSI, Holdings and Bickford's being, collectively, the "Borrower").

                              W I T N E S S E T H:
                              - - - - - - - - - -

         WHEREAS, Borrower is party to that certain Amended and Restated Loan and Security Agreement, dated as of December 30, 1996 (the "Loan Agreement"), as the same has been amended through the Fifth Amendment, dated as of December 29, 2000 (the "Fifth Amendment"); and

         WHEREAS, Borrower has requested that the Lender consent to certain amendments and waivers of the Loan Agreement as more fully set forth herein;

         NOW THEREFORE, in consideration of the premises and of the mutual covenants contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

         SECTION 1. Defined Terms. Unless otherwise defined herein, all capitalized terms used herein have the meanings assigned to such terms in the Loan Agreement, as amended hereby.

         SECTION 2. Amendments and Consents. On the Effective Date, (i) Lender hereby (A) consents to extend the time to deliver the mortgages, landlord's waivers, ALTA title insurance policy and certificate of the chief financial officer under Sections 13 (a), (b), (c) and (e), respectively, of the Fifth Amendment until June 30, 2001, and (ii) Supplement A to the Loan Agreement is hereby amended by deleting such Supplement in its entirety and inserting Supplement A attached hereto in lieu thereof.

         SECTION 3. Waivers. On the Effective Date, the Lender hereby waives any breach of: (i) Sections 5.13 and 5.25 of the Loan Agreement arising from the purchase during Borrower's Fiscal Year - 2000 of not more than 108,712 shares of Parent's capital stock for an aggregate price not exceeding $1,184,000, (ii)
Section 2.2 of Supplement A to the Loan Agreement for the first fiscal quarter of Borrower's Fiscal Year - 2001, and (iii) Sections 13(a), (b), (c) and (e) of the Fifth Amendment prior to the Effective Date, provided that Borrower shall use due diligence to satisfy such requirements prior to June 30, 2001, and in any event failure to comply with Sections 13(a), (b), (c) and (e) of the Fifth Amendment by June 30, 2001 shall constitute an Event of Default under the Loan Agreement.

         SECTION 4. Representations and Warranties of the Borrower. The Borrower represents and warrants to the Lender:

                  (a) the representations and warranties contained in the Loan Agreement (as amended hereby) and the other Related Agreements and Supplemental Documentation are true and correct in all material respects at and as of the date hereof as though made on and as of the date hereof (except (x) to the extent specifically made with regard to a particular date and (y) for such changes as are a result of any act or omission specifically permitted under the Loan Agreement (or under any Related Agreement), or as otherwise specifically permitted by Lender;

                  (b) on the Effective Date, after giving effect to this Amendment, no Unmatured Event of Default or Event of Default will have occurred and be continuing;

                  (c) the execution, delivery and performance of this Amendment has been duly authorized by all necessary action on the part of, and duly executed and delivered by, the Borrower, and this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and general principles of equity (regardless of whether such enforcement is sought in a proceeding in equity or at law); and

                  (d) the execution, delivery and performance of this Amendment does not conflict with or result in a breach by the Borrower of any term of any material contract, loan agreement, indenture or other agreement or instrument to which the Borrower is a party or is subject.

         SECTION 5. Conditions Precedent to Effectiveness of Amendment. This Amendment shall become effective (the "Effective Date") upon satisfaction of the following:

                  (a) the Lender, Borrower and Parent shall have executed and delivered this Amendment; and

                  (b) the Borrower shall have paid, in immediately available funds, to Lender a fully earned and nonrefundable amendment fee of $10,000.

         SECTION 6. Execution in Counterparts. This Amendment may be executed in counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

         SECTION 7. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS, WITHOUT REGARD TO THE INTERNAL CONFLICTS OF LAWS PROVISIONS THEREOF.

         SECTION 8. Effect of Amendment; Reaffirmation of Loan Documents. The parties hereto agree and acknowledge that (i) nothing contained in this Amendment in any manner or respect limits or terminates any of the provisions of the Loan Agreement or the other Related Agreements or Supplemental Documentation other than as expressly set forth herein and (ii) the Loan Agreement (as amended hereby) and each of the other Related Agreements and Supplemental Documentation remain and continue in full force and effect and are hereby ratified and reaffirmed in all respects.

         SECTION 9. Bond Documents. On the Effective Date, the Bond Documents (as defined in the Fifth Amendment) shall be deemed waived and amended to the extent necessary and applicable to conform them to the terms, provisions and conditions of Sections 2 and 3 hereof.

         SECTION 10. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

                            [signature pages follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first written above.

                                            ELXSI


                                            By:
                                                --------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------


                                            Address: 3600 Rio Vista Avenue
                                                     Suite A
                                                     Orlando, Florida 32805

                                            Attention:  President
                                            Facsimile number:  407/849-0625


                                            BICKFORD'S HOLDINGS COMPANY, INC.


                                            By:
                                                --------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------

                                            Address: 1330 Soldier's Field Road
                                                     Boston, MA 02135

                                            Attention:  Kevin P. Lynch
                                            Facsimile number:  617/787-1620


                                            BICKFORD'S FAMILY RESTAURANTS, INC.


                                            By:
                                                --------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------


                                            Address: 1330 Soldier's Field Road
                                                     Boston, MA 02135

                                            Attention:  Kevin P. Lynch
                                            Facsimile number: 617/787-1620

                                            BANK OF AMERICA, N.A.

                                            By:
                                                --------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------


                                            Address: 231 South LaSalle Street
                                                     Chicago, Illinois 60697

                                            Attention:   Chicago Growth Group
                                            Facsimile number: 312/974-2108

                            CONSENT AND RATIFICATION
                            Dated as of May 15, 2001


The undersigned hereby acknowledges receipt of a copy of the foregoing Amendment, consents to all the terms and provisions thereof, and ratifies and confirms all the terms and provisions of each Related Agreement and of each Bond Document to which it is a party.


                                                 ELXSI CORPORATION

                                                 By:
                                                    ----------------------------

                                                 Its:
                                                     ---------------------------

                                  SUPPLEMENT A
                                       TO
                              AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT

                   Dated as of December 30, 1996, as amended,
                Between ELXSI, BICKFORD'S HOLDINGS COMPANY, INC.
                     BICKFORD'S FAMILY RESTAURANTS, INC. and
                              BANK OF AMERICA, N.A.

1. Loan Agreement Reference. This Supplement A, as it may be amended or modified from time to time, is a part of the Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between Borrower and Lender (together with all amendments, restatements, supplements and other modifications thereto, the "Loan Agreement"). Terms used and not defined herein which are defined in the Loan Agreement shall have the meaning ascribed to them therein unless the context requires otherwise.

2. Additional Covenants. Until all of Borrower's Liabilities are paid in full, Borrower agrees that, unless Lender otherwise consents in writing, it will:

         SECTION 2.1. Funded Debt to EBITDA Ratio. Maintain a ratio of Funded Debt to EBITDA not exceeding 2.25:1.0. This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters.

"Funded Debt" means all outstanding indebtedness of Borrower for borrowed money and other interest-bearing indebtedness, including current and long term indebtedness other than indebtedness subordinated to the term loan hereunder on terms and conditions satisfactory to the Bank and excluding intercompany debt.

"EBITDA" means the sum of net income before taxes, plus interest expense, plus depreciation, depletion, amortization and other non-cash charges, and excluding other income and expense and extraordinary items, determined for Borrower on a consolidated basis.

         SECTION 2.2. Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio of at least 1.25:1.0. This ratio will be calculated at the end of each fiscal quarter, commencing with the second fiscal quarter of Fiscal Year 2001. During Fiscal Year 2001, the Fixed Charge Coverage Ratio shall be determined for the period from the first day of the second fiscal quarter through the date of determination, taking such period as one (1) accounting period, and after Fiscal Year 2001, the Fixed Charge Coverage Ratio shall be determined for the four (4) consecutive fiscal quarters ending on the date of determination, taking such period as one (1) accounting period.

"Fixed Charge Coverage Ratio" means the ratio of (a) the sum of EBITDA, plus operating rent expenses, less capital expenditures, less taxes paid and less payments made under Section 5.13 of the Agreement to the Parent, to (b) the sum of interest paid, plus operating rent expenses, plus capital lease payments, plus principal installments payable under this Agreement, determined for Borrower on a consolidated basis.

         SECTION 2.3 Capital Expenditures. Not, and not permit any Subsidiary to, purchase or otherwise acquire (including, without limitation, acquisition by way of Capitalized Lease), or commit to purchase or otherwise acquire, any fixed asset if, after giving effect to such purchase or other acquisition, (A) the aggregate capitalized cost of all fixed assets purchased or otherwise acquired (other than by means of a Capitalized Lease) by Borrower and its Subsidiaries on a consolidated basis plus (B) the aggregate annual payments under Capitalized Leases (excluding the portion thereof representing imputed interest) of Borrower and its Subsidiaries on a consolidated basis (excluding, in each of (A) and (B), (a) any fixed asset which constitutes a replacement for an asset which was the subject of a casualty or governmental taking to the extent the purchase or other acquisition thereof is funded by insurance proceeds or other payments received as a result of such casualty or taking and (b) the first $675,000 of capital expenditures related solely to removal of underground storage tanks or other environmental problems at Borrower's restaurant locations) would exceed (i) $6,660,000 for Fiscal Year 2000, and (ii) $5,000,000 for each Fiscal Year thereafter, all on a noncumulative basis.