Form 10-Q
period 2001-09-30
ELXSI CORP /DE//
filed 2001-11-19
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission file number 0-11877


                                ELXSI CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                      77-0151523
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)


3600 Rio Vista Avenue, Suite A, Orlando, Florida            32805
-------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code:  (407) 849-1090
                                                   ----------------------------


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----      -----

On October 26, 2001, the registrant had outstanding 4,028,150 shares of Common Stock, par value $0.001 per share.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                September 30,    December 31,
                                                     2001            2000
                                                -------------    ------------
                                                  Unaudited
Current assets:

   Cash and cash equivalents                     $       794     $       379

   Accounts receivable, net                            5,878           4,844

   Inventories                                        15,235          12,944

   Prepaid expenses and other current assets             711             329

   Deferred tax asset                                  4,636           3,751
                                                 -----------     -----------

      Total current assets                            27,254          22,247

Property, buildings and equipment, net                34,524          34,689

Intangible assets, net                                 5,048           5,228

Notes receivable - related parties                    12,088          11,355

Deferred tax asset - noncurrent                       11,779          15,708

Other prepaid asset                                   12,417          12,417

Other                                                  1,216             878
                                                 -----------     -----------

      Total assets                               $   104,326     $   102,522
                                                 ===========     ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------   ------------
                                                     Unaudited
Current liabilities:
   Accounts payable                                $      3,408    $      3,461
   Accrued expenses                                       4,096           6,813
   Capital lease obligations - current                       51              51
   Current portion of long-term debt                     19,068           1,243
   Other current liabilities                              3,816           3,816
                                                   ------------    ------------
      Total current liabilities                          30,439          15,384

Capital lease obligations - non current                     923             962
Long-term debt                                              761          10,997
                                                   ------------    ------------

      Total liabilities                                  32,123          27,343
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
   Convertible, par value $0.002 per share
     Authorized--5,000,000 shares
     Issued and outstanding--none                            --              --
  Common stock, par value $0.001 per share
     Authorized--60,000,000 shares
     Issued and outstanding--4,028,150
      at September 30, 2001 and 4,134,375
      at December 31, 2000                                    4               4
  Additional paid-in capital                            221,246         222,407
  Accumulated deficit                                  (148,521)       (146,924)
  Accumulated other comprehensive loss                     (526)           (308)
                                                   ------------    ------------

      Total stockholders' equity                         72,203          75,179
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $    104,326    $    102,522
                                                   ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                            ------------    ------------    ------------    ------------
Net sales                                   $     28,031    $     26,593    $     79,101    $     76,975

Costs and expenses:
   Cost of sales                                  22,832          21,363          65,673          61,602
   Selling, general and administrative             2,832           2,603           8,449           7,535
   Depreciation and amortization                   1,187           1,077           3,530           3,167
                                            ------------    ------------    ------------    ------------

Operating income                                   1,180           1,550           1,449           4,671

Other income (expense):
   Interest income                                   322             409             972           1,097
   Interest expense                                 (478)           (342)         (1,287)           (988)
   Other                                              34              23              14             (65)
                                            ------------    ------------    ------------    ------------

Income before income taxes                         1,058           1,640           1,148           4,715

Provision for income taxes                        (2,710)           (661)         (2,745)         (1,925)
                                            ------------    ------------    ------------    ------------

Net (loss) income                                 (1,652)            979          (1,597)          2,790

Other comprehensive expense net of tax:
  Foreign currency translation adjustment            (17)            (59)           (108)            (92)
  Adjustment for cash flow hedge                     (64)             --            (110)             --
                                            ------------    ------------    ------------    ------------

Comprehensive (loss) income                 $     (1,733)   $        920    $     (1,815)   $      2,698
                                            ============    ============    ============    ============


Net (loss) income per common share:
   Basic                                    $      (0.40)   $       0.23    $      (0.39)   $       0.65
                                            ============    ============    ============    ============
   Diluted                                  $      (0.40)   $       0.21    $      (0.39)   $       0.58
                                            ============    ============    ============    ============
Weighted average number of common
 and common equivalent shares:
   Basic                                           4,028           4,257           4,048           4,275
                                            ============    ============    ============    ============
   Diluted                                         4,028           4,729           4,048           4,808
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                    Accumulated
                                             Common Stock            Additional        Accum-          Other
                                     ----------------------------      Paid-In         ulated       Comprehensive
                                        Shares          Dollars        Capital         Deficit          Loss
                                     ------------    ------------   ------------    ------------    -------------

Balance at December 31, 2000            4,134,375    $          4   $    222,407    $   (146,924)   $       (308)

Foreign currency translation
   adjustment, net of tax                      --              --             --              --            (108)

Adjustment to recognize fair value
   of cash flow hedge, net of tax              --              --             --              --            (110)

Purchase of and retirement of
   Common Stock                          (108,712)             --         (1,183)             --              --

Exercise of Common Stock options
   to purchase Common Stock                 2,487              --             22              --              --

Net loss                                       --              --             --          (1,597)             --
                                     ------------    ------------   ------------    ------------    ------------

Balance at September 30, 2001           4,028,150    $          4   $    221,246    $   (148,521)   $       (526)
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

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                             --------------------------------
                                                                 2001                2000
                                                             ------------        ------------
Cash flows (used in) provided by operating activities:
Net (loss) income                                            $     (1,597)       $      2,790
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                    3,530               3,167
   Amortization of deferred debt costs                                154                  20
   Gain on sale of land                                                --                 (75)
   Gain on sale of liquor license                                      --                 (60)
   Realized loss on sale of trading securities                         --                 165
   Loss on disposal of equipment                                       46                  --

(Increase) decrease in assets:
   Accounts receivable                                             (1,034)               (276)
   Inventories                                                     (2,291)               (433)
   Prepaid expenses and other current assets                         (382)                (94)
   Deferred tax asset                                               3,044               1,329
   Other                                                             (429)               (325)
(Decrease) increase in liabilities:
   Accounts payable                                                   (53)                568
   Accrued expenses                                                (2,717)               (687)
                                                             ------------        ------------
   Net cash (used in) provided by operating activities             (1,729)              6,089
                                                             ------------        ------------

Cash flows used in investing activities:
   Purchase of property, building and equipment                    (3,231)             (4,468)
   Accounts receivable - related party                               (733)                116
   Collection of notes receivable - related party                      --                 135
   Proceeds from sale of property, building
      & equipment                                                      --                 100
   Proceeds from sale of liquor license                                --                 100
   Net purchase of trading securities                                  --              (2,346)
                                                             ------------        ------------
   Net cash used in investing activities                           (3,964)             (6,363)
                                                             ------------        ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                         ----------------------------------
                                                             2001                 2000
                                                         -------------        -------------
Cash flows provided by financing activities:
   Net borrowings on line of credit                              7,747                1,011
   Payments of long-term debt                                     (158)                (192)
   Purchase of Common Stock                                     (1,183)              (1,053)
   Proceeds from exercise of Common Stock
      options                                                       22                  138
   Payment of deferred financing fees                             (281)                  --
   Principal payments on capital lease obligations                 (39)                 (39)
                                                         -------------        -------------
   Net cash provided by financing activities                     6,108                 (135)
                                                         -------------        -------------

Increase (decrease) in cash and cash equivalents                   415                 (409)

Cash and cash equivalents, beginning of period                     379                1,366
                                                         -------------        -------------

Cash and cash equivalents, end of period                 $         794        $         957
                                                         =============        =============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Income taxes                                          $       2,125        $         807
   Interest                                                      1,144                1,017


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.  The Company

General. ELXSI Corporation (together with its subsidiaries, the "Company") has historically operated principally through its wholly-owned California subsidiary, ELXSI. ELXSI's operating businesses consist of a Restaurant division in New England and an equipment manufacturer in Orlando, Florida.

Restaurant Division. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants located in New England from Marriott Family Restaurants, Inc. Since that date, the Company has acquired, disposed of or converted to the "Bickford's" concept numerous restaurant facilities in New England. During the nine months ended September 30, 2001 one restaurant was closed because its lease had expired, one was closed temporarily while construction of a replacement structure was in process, and one was closed temporarily due to fire-related damages and is currently under repair. In addition, one new restaurant was opened in East Providence, Rhode Island. As of September 30, 2001, ELXSI operates 67 Bickford's Restaurants (the "Restaurants" or "Restaurant Division"), including the two temporarily closed restaurants. Until December 30, 2000, the Restaurants were owned and operated as a division of ELXSI. On that date, they were transferred to a newly-formed wholly-owned indirect subsidiary of ELXSI.

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

Note 2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of September 30, 2001, and the results of their operations and cash flows for the nine months ended September 30, 2001 and 2000, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3.  Notes Receivable - Related Party

As of September 30, 2001, the Company had outstanding notes receivable to Cadmus Corporation ("Cadmus") totaling approximately $9,465,000, including interest receivable of $733,000. These notes are secured by, among other assets, a portfolio of private and public company equities. Two million dollars of these notes are evidenced by a note due June 30, 2002 bearing interest at 15% and the remainder is evidenced by a note due December 28, 2001 bearing interest at ELXSI's cost of funds plus 2% (9.75% at September 30, 2001). In addition, Alexander M. Milley, the Chairman of the Board, President and Chief Executive Officer of the Company, has personally guaranteed the amounts due from Cadmus. Management anticipates the notes will be extended for one-year terms and therefore, the note has been reflected as a long-term asset as of September 30, 2001. Mr. Milley is the Chairman, President and indirect controlling shareholder of Cadmus, and certain other officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company.

During the third quarter and nine months ended September 30, 2001, the Company recorded interest income on these and other related party notes receivable of $292,000 and $901,000, respectively. In comparison, during the third quarter and nine months ended September 2000, the Company recorded related party interest income of $407,000 and $1,087,000, respectively.

Note 4.   Composition of Inventory

Inventory is summarized in the following table:

                                          September 30,     December 31,
                                              2001              2000
                                          ------------      ------------
Inventories:
   Raw materials and finished goods       $  7,693,000      $  7,954,000
   Work in process                           7,542,000         4,990,000
                                          ------------      ------------
                                          $ 15,235,000      $ 12,944,000
                                          ============      ============

Note 5.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. The restaurant operations segment includes 67 restaurants located in New England states operating under the "Bickford's" brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profits since the Company's most recent annual report on Form 10-K, for the year ended December 31, 2000. The "Other" lines include corporate-related items, results of insignificant operations, and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the nine months ended September 30, 2001 and 2000 is presented in the following table.

                                                2001            2000
                                            ------------    ------------
Revenues From External Customers:
   Restaurants                              $ 55,429,000    $ 56,743,000
   Equipment                                  23,672,000      20,232,000
                                            ------------    ------------
                                            $ 79,101,000    $ 76,975,000
                                            ============    ============
Segment Operating Profit (Loss):
   Restaurants                              $  1,555,000    $  4,615,000
   Equipment                                     801,000         948,000
   Other                                        (907,000)       (892,000)
                                            ------------    ------------
                                            $  1,449,000    $  4,671,000
                                            ============    ============
Segment Assets:
   Restaurants                              $ 33,769,000    $ 33,491,000
   Equipment                                  28,295,000      24,570,000
   Other                                      42,262,000      34,234,000
                                            ------------    ------------
                                            $104,326,000    $ 92,295,000
                                            ============    ============

There were no inter-segment sales or transfers during the first nine months of 2001 or 2000. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other" assets consists principally of the accounts and notes receivable from related parties, interest receivable, the deferred tax asset and the other prepaid asset.

Note 6. Long-Term Debt. ELXSI was not in compliance with the fixed charge coverage ratio covenant under its bank line of credit at March 31, 2001, June 30, 2001 or September 30, 2001. In addition, ELXSI was not in compliance with the funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant ratio thereunder as of September 30, 2001. Subsequent to March 31, June 30 and September 30, 2001, the Company requested and obtained waivers from the bank for these violations. Due to the recurring covenant violations, ELXSI's outstanding bank debt totaling $17,120,000 has been reclassified as a current liability at September 30, 2001. The bank has indicated that they will restructure the covenants for future periods, but the covenant levels have not been established and therefore it is not assured that ELXSI will be in compliance during future quarters.

Note 7. Derivative Instrument. The Company uses a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding debt. The interest rate swap agreement provides for a fixed rate of interest of 7.5% on $7 million of variable interest rate loans under ELXSI's bank line of credit through March of 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement is utilized to provide an exchange of interest payments computed on the notional principal amounts that will offset any undesirable changes in cash flows or fair value resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement is limited by the fact that ELXSI's counter party thereunder is a major financial institution.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in its balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in the fair value are either offset against the change in fair value of the hedged item or recognized in "Other comprehensive income" until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in their balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For a derivative instruments that are designated and qualify as cash flow hedges (such as the Company's interest rate swap agreement), the effective portion of the gain or loss on the derivative instrument is reported as a component of "Other comprehensive income
(loss)" and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, any gain or loss is recognized in current earnings during the period of change.

During the nine months ended September 30, 2001, the Company recorded a net loss of $110,000, net of tax of $66,000, in "Other comprehensive income (expense)" related to this cash flow hedge.

Note 8. Phantom Option Plan. On July 2, 2001, the four executives of the Restaurant Division exercised their rights under the ELXSI phantom stock option plan (the "Plan"). Under terms of the Plan these executives are entitled to receive within 90 days of the exercise date a cash payment equal to the appraised value of the Restaurant Division as defined. Management is currently negotiating a settlement amount and deferred payment agreement and believes that its accrual for the exercised phantom stock options is sufficient.

Note 9. Business Combinations and Goodwill and Other Intangible Assets. On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002 goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new accounting rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. As of September 30, 2001, ELXSI had $4,326,000 of goodwill, net of accumulated amortization of $1,523,000. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $210,000 of annual amortization, subject to ELXSI's identification of separately recognized intangibles, which would continue to be amortized under the new rules. ELXSI is in the process of evaluating impairment testing of all goodwill.

Note 10. Earnings (Loss) Per Share. Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase an aggregate 1,201,000 shares of common stock were not included in the per share calculations for the three months and nine months ended September 30, 2001 since the effect would be antidilutive.

Note 11. Reclassification. The Company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications had no effect on net income or stockholders' equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant and Cues Divisions and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST NINE MONTHS OF 2001 RESULTS TO 2000 RESULTS

Nine month sales increased $2,126,000, gross profit decreased $1,945,000, selling, general and administrative expense increased $914,000 and depreciation and amortization increased $363,000, resulting in an operating income decrease of $3,222,000. Interest expense increased by $299,000, interest income decreased by $125,000, other expense decreased by $79,000 and income tax expense increased by $820,000, resulting in a decrease in net income of $4,387,000.

Restaurant Division. Restaurant sales decreased by $1,314,000, or 2.3%, and gross profit decreased by $2,571,000, or 28.6%, in the first nine months of 2001 compared to the same period in the prior year. After deducting an increase in selling, general and administrative expense of $37,000, or 2.1%, and an increase in depreciation and amortization of $452,000, or 17.5%, operating income decreased $3,060,000, or 66.3%. The sales decrease was mainly due to a decrease in same store sales of $1,394,000, or 2.9%, a decrease in sales due to closed Restaurants of $2,488,000, and a decrease in sales from converted Restaurants of $119,000, partially offset by an increase in sales from opening new Bickford's restaurants of $2,686,000. Customer counts at Restaurants operated in both periods decreased 7.7%, due primarily to the severe winter weather, increased competition in certain market areas and the effects of a general economic slowdown.

Since the September 11, 2001 terrorist attack, the Company has noted a further decline in customer counts. In addition, the implementation by certain local communities of non-smoking regulations also reduced customer counts at affected locations.

In addition to the sales decrease, there was a 4.3% decrease in the gross profit percentage from 15.9% to 11.6% in the first nine months of 2001 compared to the same period in 2000. The decrease in the gross profit percentage was mainly the result of an increase in labor, variable and fixed costs as a percentage of sales. Labor costs as a percentage of sales increased primarily due to staffing inefficiencies related to the decline in customers, increases in average hourly rates and higher workers, compensation and medical insurance rates. The increase in variable costs resulted primarily from utility and snow removal costs increases, while fixed costs increased as a percentage of sales primarily as a result of the decline in sales.

Restaurant depreciation and amortization is expected to continue to increase each year with the addition of new restaurants.

Cues Division. Cues's sales increased by $3,440,000, or 17.0%, in the first nine months of 2001 compared to the same period in the prior year. The sales increase resulted mainly from an increase in sales of truck-mounted systems. As a result of the sales increase, partially offset by a 1.9% decrease in the gross profit percentage from 31.5% in the first nine months of 2000 to 29.6% in the first nine months of 2001, gross profit increased by $626,000, or 9.8%, in the first nine months of 2001. Operating income for the nine months decreased by $147,000, or 15.5%. Included in the decrease in operating income is the effect of an increase in selling, general and administrative expense of $862,000, or 17.8%, and a decrease in depreciation and amortization expense of $89,000, or 15.2%. The increase in selling, general and administrative expenses in the first nine months of 2001 compared to the corresponding period in the prior year is primarily attributable to the expansion of field sales coverage within the U.S. and internationally. The staffing increases in sales, manufacturing and engineering results from management's expectations of higher levels of sales volume in future periods. In addition, there was an increase in salaries and benefit expenses, including health insurance costs, during the first nine months of 2001. Although the financial performance improved in the third quarter, the performance for the first nine months was still below management's expectations. The increase in selling, general and administrative expense reflects an increased investment in the business, which began to generate a congruent level of orders and shipments in the second and third quarters of 2001. In addition, during the first nine months of 2001, warranty expense decreased partially offsetting the increase in expenses related to sales coverage.

In the past year, a key competitor of Cues was consolidated into a large international firm. Given the recent timing of the transaction, management is not clear as to the effects of this on the industry.

Corporate. Corporate general and administrative expenses increased by $15,000 during the first nine months of 2001 compared with the same period in 2000. Interest expense increased by $305,000 due to a higher average debt balance in 2001 and an increase in the amortization of deferred financing costs, partially offset by lower interest rates. Interest income decreased $188,000 in the first nine months of 2001 compared to the same period in 2000, primarily as a result of a decrease in related party interest. The net interest income recognized in the income statement attributable to the related party notes receivable for the nine months ended September

2001 and 2000 was $901,000 and $1,087,000, respectively. Other expense decreased by $175,000 in the first nine months of 2001 compared to the same period in the prior year.

Income Taxes. Consolidated income tax expense increased from $1,925,000 in the first nine months of 2000 to $2,745,000 in the first nine months of 2001. Both periods included non-cash expenses resulting from recording the Company's deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes." The first nine months of 2001 and 2000 included deferred tax expense of $3,110,000 and $1,329,000, respectively. In addition, the Company recorded a current tax benefit of $365,000 and a current tax expense of $596,000 in the nine months ended September 30, 2001 and 2000, respectively. The increase in deferred tax expense resulted primarily from a reduction in the net deferred tax asset. As a result of the decline in pre-tax income during 2001, management expects less of ELXSI's remaining net operating loss carryforwards to be utilized prior to their expiration. Accordingly, the Company increased its deferred tax asset valuation allowance $3,110,000 during the nine months ended September 30, 2001.

Earnings Per Share. Both basic and diluted loss per share for the nine months ended September 30, 2001 was $0.39 per share. There were 4,048,000 basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 2001. This compares to basic and diluted earnings per share of $0.65 and $0.58 per share, respectively, for the corresponding period in 2000 when there were basic and diluted weighted average shares outstanding of 4,275,000 and 4,808,000, respectively. Due to the antidilutive effect of the options and warrants during the nine months ended September 30, 2001, the options and warrants were excluded from the diluted earnings per share calculation at September 30, 2001 (see Note 10). The decrease in the weighted average shares outstanding in the first nine months of 2001 compared to corresponding period in 2000 resulted from the purchase of Common Stock. In addition, The average market price for the first nine months of 2001 was $8.92 compared to an average of $12.21 in the corresponding period of 2000. A decrease in the stock price results in a decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculations.

COMPARISON OF THIRD QUARTER 2001 RESULTS TO THIRD QUARTER 2000 RESULTS

Third quarter sales increased $1,438,000, gross profit decreased $31,000, selling, general and administrative expense increased $229,000 and depreciation and amortization increased $110,000, resulting in an operating income decrease of $370,000. Interest expense increased by $136,000, interest income decreased by $87,000, other income increased by $11,000 and income tax expense increased by $2,049,000. As a result net income decreased by $2,631,000 in the third quarter of 2001 compared to the third quarter of 2000.

Restaurant Division. Restaurant sales decreased by $661,000, or 3.3%, and gross profit decreased by $436,000, or 13.5%, in the third quarter of 2001 compared to the same period in the prior year. After the effect of a decrease in selling, general and administrative expense of $2,000, or 0.3%, and an increase in depreciation and amortization of $142,000, or 16.1%, operating income decreased $576,000, or 32.8%. The sales decrease was mainly due to a decrease in same store sales of $540,000, or 3.2%, and a decrease in sales due to closed restaurants of $816,000, partially offset by sales from the opening of new Bickford's restaurants of $766,000. Customer counts at Restaurants operated in both periods decreased 9.0%, due primarily to increased competition in certain market areas and the effect of an economic slowdown. Since the September 11, 2001 terrorist attack, the Company has noted a further decline in customer counts.

In addition to the sales decrease, there was a 1.7% decline in the gross profit percentage, from 16.3% to 14.6%, and Restaurant gross profit decreased by $436,000, or 13.5%, in the third quarter of 2001 compared to the same period in 2000. The decrease in the gross profit percentage was mainly the result of an increase in labor, variable and fixed costs as a percentage of sales. Labor costs as a percentage of sales increased primarily due to staffing inefficiencies related to the decline in customers, increases in the average hourly rates and higher worker's compensation and medical insurance rates. The increase in variable costs as a percentage of sales resulted primarily from utility cost increases, while fixed costs increased as a percentage of sales primarily as a result of the sales decline.

Cues Division. Cues's sales increased by $2,099,000, or 31.2%, in the third quarter of 2001 compared to the same period in the prior year. The sales increase resulted mainly from an increase in sales of truck-mounted systems. Due to an increase in headcount and group medical insurance and reductions in the selling prices as a result of competitive pricing pressures, the third quarter gross profit percentage decreased 2.4% from 29.6% in the third quarter of 2000 to 27.2% in the third quarter of 2001. As a result of the sales increase, partially offset by decrease in the gross profit percentage, gross profit increased by $405,000, or 20.3%, in the third quarter of 2001 compared to the same period in the prior year.

Operating income increased by $204,000, or 242.9%. Included in the increase in operating income are the effects of an increase in selling, general and administrative expense of $233,000, or 13.6%, partially offset by a decrease in depreciation and amortization expense of $32,000, or 16.4%. The increase in selling, general and administrative expenses in the third quarter of 2001 compared to the corresponding period in the prior year is primarily attributable to the expansion of field sales coverage within the U.S. and internationally. The staffing increases in sales, manufacturing and engineering results from management's expectations of higher levels of sales volume in future periods. Although an improved financial performance was recognized in the third quarter, management does not believe it has benefited fully from this increased investment in the business. However, its beginning to generate congruent level of orders and shipments.

Corporate. Corporate general and administrative expenses decreased by $2,000, or 0.7%, during the third quarter of 2001. Interest expense increased by $124,000, or 47.5%, due to a higher average debt balance in 2001 and amortization of deferred financing fees, partially offset by lower interest rates. Interest income decreased by $115,000, or 28.0%, in the third quarter of 2001 compared to the same period in 2000, primarily as a result of a decrease in related party interest income.

Income Taxes. Consolidated income tax expense increased from $661,000 in the third quarter of 2000 to $2,710,000 in the third quarter of 2001. Both periods include non-cash expense items resulting from recording the Company's deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes." The third quarters of 2001 and 2000 included deferred tax expense of $3,079,000 and $461,000, respectively. In addition, the Company recorded a current tax benefit of $369,000 and a current tax expense of $200,000 in the quarters ended September 30, 2001 and 2000, respectively. The increase in deferred tax expense in 2001 resulted primarily from a reduction in the net deferred tax asset. As a result of the decline in pre-tax income during 2001, management expects less of ELXSI's remaining net operating loss carryforwards to be utilized prior to their expiration. Accordingly, the Company increased its deferred tax asset valuation allowance by $3,079,000 in the third quarter ended September 30, 2001.

Earnings Per Share. Both basic and diluted loss per share for the third quarter ended September 30, 2001 was $.40 per share. There were 4,028,000 basic and diluted weighted average number of shares outstanding for the quarter ended September 30, 2001. This compares to basic and diluted earnings per share for the third quarter ended September 30, 2000 of $.23 and $.21 per share, respectively, when there were basic and diluted weighted average shares outstanding of 4,257,000 and 4,729,000, respectively. Due to the antidilutive effect of the options and warrants during the three months ended September 30, 2001, the options and warrants were excluded from the diluted earnings per share calculation at September 30, 2001 (see Note 10). The decrease in the weighted average shares outstanding in the third quarter of 2001 compared to corresponding period in 2000 resulted from the purchase of Common Stock. The average stock market price for the third quarter of 2001 was $7.80 compared to an average of $11.22 in the corresponding period of 2000.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at September 30, 2001 and December 31, 2000 was $794,000 and $379,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. Working capital needs, when they arise, are met by daily borrowings under its bank line of credit.

During the first nine months of 2001, the Company borrowed $7,747,000 under its line of credit. These borrowings along with proceeds from stock option exercises of $22,000 funded the cash used in operations of $1,729,000, the acquisitions of property, plant and equipment totaling $3,231,000, an increase in the accounts receivable from related parties of $733,000, the payment of long-term debt of $158,000, the purchase of Common Stock of $1,183,000, payment of deferred financing fees of $281,000, payment of capital leases obligations of $39,000 and an increase in cash of $415,000. During the first nine months of 2001, current assets increased by $5,007,000, primarily due to an increase in Cues inventory and accounts receivable and the current portion of the Company's deferred tax asset. Cues's inventory increased as a result of greater production volumes and the resulting increase in work in process inventory. Cues's accounts receivable increased as result of the higher sales volume and increased financing of certain sales. Current liabilities increased by $15,055,000 during the first nine months of 2001, mainly due to the reclassification of bank debt as a current liability, partially offset by a decrease in accrued expenses. Current liabilities at September 30, 2001 and December 31, 2000 include $561,000, representing the remaining amount payable to stockholders, who have not surrendered their cancelled certificates in connection with the Company's June 28, 1999 reverse stock split, which resulted in the retirement of 157,000 shares of Common Stock.

ELXSI violated the fixed charge coverage ratio covenant under its bank line of credit at March 31, June 30, and September 30, 2001. In addition, ELXSI was not in compliance with the funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant ratio thereunder as of September 30, 2001. Subsequent to March 31, June 30 and September 30, 2001, the Company requested and obtained waivers from the bank for these violations. Due to the recurring covenant violations, ELXSI's outstanding bank debt has been reclassified as a current liability at September 30, 2001. The bank has indicated that they will restructure the covenants for future periods, but the covenant levels have not been established and therefore it is not assured that ELXSI will be in compliance during future quarters

During the first nine months of 2000, the Company had cash flow from operations of $6,089,000. The cash from operations of $6,089,000, borrowings of $819,000 under the bank line of credit, collection of accounts receivable from a related party of $116,000, the collections of a related party note of $135,000, proceeds from the sale of land of $100,000, proceeds form the sale of a liquor license of $100,000 and proceeds from the exercise of stock options totaling $138,000 funded additional net advances to a related party of $2,065,000 (including the effect of a non-cash sale of trading securities of $2,181,000), net purchases of trading securities of $2,346,000, acquisitions of property, plant and equipment totaling $4,468,000, the purchase of Common Stock of $1,053,000, and payments of capital lease obligations of $39,000. During the first nine months of 2000, current assets decreased by $7,093,000 primarily due to the reclassification as long-term assets of Corporate advances to a related party (see Note 3), partially offset by an increase in Cues's accounts receivable and inventory. Current liabilities increased $8,221,000 mainly due to an increase in the current portion of long-term debt and accounts payable, partially offset by a decrease in accrued expenses.

Future Needs For and Sources of Capital. As of September 30, 2001, the Company had borrowings and outstanding letters of credit under its $15 million bank line of credit totaling $14.4 million. Cash availability under the line of credit was $554,000 at September 30, 2001. Management believes that this availability along with cash generated by working capital decreases and improved operating results will be sufficient to fund current operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 30, 2001, the Company has approximately $17.1 million in variable, market-rate based debt outstanding. The Company has elected to limit this risk by entering into an interest rate swap agreement, thereby limiting its interest rate exposure on a portion of its bank debt (see Note 7). The market risk on the remaining bank debt is considered minimal (based upon a 10% increase or decrease in interest rates from their September 30, 2001 levels). The Company has elected to manage the market risk on the remaining debt by obtaining debt financing which allow it to select the most advantageous interest rate between either the prime rate or the Eurodollar rate plus 2%.

                           PART II. OTHER INFROMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

         4.25. Seventh Amendment to Amended and Restated Loan and Security Agreement.

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


                                                 ELXSI CORPORATION
                                    -------------------------------------------
                                                    (Registrant)



Date: November 15, 2001             /s/  Alexander M. Milley
                                    -------------------------------------------
                                    Alexander M. Milley, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: November 15, 2001             /s/  David M. Doolittle
                                    -------------------------------------------
                                    David M. Doolittle, Vice President,
                                      Treasurer and Secretary (Chief Accounting
                                      Officer and Principal Financial Officer)