Form 10-K
period 2001-12-31
ELXSI CORP /DE//
filed 2002-04-24
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001
                                             -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________

                         Commission file number 0-11877
                                                -------

                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 77-0151523
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


3600 Rio Vista Avenue, Suite A, Orlando FL                   32805
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (407) 849-1090
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
------------------------------------   -----------------------------------------
              None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, par value $0.001, and associated Common Stock Purchase Rights
------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 15, 2001, as reported by The Nasdaq Stock Market was approximately $22,728,000. On March 15, 2001, the Registrant had outstanding 4,027,997 shares of Common Stock.

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

Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are: the demand for the Company's products and services and other market acceptance risks; the presence in the Company's markets of competitors with greater financial resources, and the impact of competitive products and services and pricing; the loss of any significant customers or group of customers; general economic and market conditions nationally and (in the case of Bickford's) in New England; the ability of Cues to develop new products; capacity and supply constraints or difficulties; the emergence of future opportunities; the Company's ability to collect certain related party notes receivable; changes in the value of certain investments pledged to secure related party receivables; the Company's ability to obtain new financing necessary to replace outstanding borrowings before they mature in less than one year; the Company's ability to meet certain covenant requirements under its borrowing agreements; the ability of the Company to utilize its deferred tax assets; the Company's ability to collect outstanding accounts receivable; and the effects of the Company's accounting policies.

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-K, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                                     PART I


ITEM 1.    BUSINESS

GENERAL

ELXSI Corporation (together with its subsidiaries, the "Company") is a Delaware corporation that operates principally through its two wholly-owned subsidiaries, ELXSI, a California corporation ("ELXSI"), and Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of two business segments: restaurant operations and equipment manufacturing.

On July 1, 1991, ELXSI acquired 30 restaurants operating under the Bickford's or Bickford's Family Fare ("Bickford's Restaurants") names and 12 restaurants operating under the Howard Johnson's name from Marriott Family Restaurants, Inc. These Bickford's restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holding Company, Inc. ("BHC"), the Bickford's Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During 2001, one new Bickford's Restaurant was opened, in East Providence, Rhode Island, and one Bickford's Restaurant was closed. As of December 31, 2001, the Company had 67 Bickford's Restaurants owned and operated by BFRI (the "Restaurants" or "Restaurant Operations").

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

RESTAURANT OPERATIONS

Restaurant Operation sales were $73,159,000, $76,284,000 and $73,916,000 in
2001, 2000 and 1999, respectively, representing 69.4%, 73.6% and 71.0% of the total sales of the Company during 2001, 2000 and 1999, respectively.

The Restaurants, which are all located in New England, are family-oriented facilities that offer full-service meals. Featuring a breakfast menu available throughout the day, the Restaurants appeal to customers who are interested in a casual, low- to moderately-priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.99 and $9.99, with the average customer check being approximately $6.60, $6.26, and $5.93 in 2001, 2000 and 1999, respectively. Major categories of menu items are pancakes, waffles, french toast, eggs and omelets, "country" dinners, soups and side orders, salads, hamburgers, sandwiches, and desserts. Breakfast items and coffee have accounted for approximately 70% of all food sales in each of the past three fiscal years.

Each Restaurant is open seven days a week. Most Restaurants are open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends, with some open 24 hours on the weekends and others open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families, and to a lesser extent senior citizens, who tend to be attracted to the high-quality, low- to moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurants' success. The Company believes that repeat business accounts for a majority of Restaurant sales.

Each of the Bickford's Restaurants generally consists of a free-standing building that covers approximately 2,700 to 7,400 square feet, and they are typically located adjacent to major roads and highways and/or shopping malls. Nearly all of the Restaurants located in communities that permit smoking contain dining areas designated as smoking and non-smoking. At December 31, 2001, 16 of the Restaurant buildings were owned, while the remaining 51 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 90 to 257 people. Eight of the Bickford's Restaurants provide counter service.

RESTAURANT EXPANSION AND RENOVATION

Capital expenditures during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                    2001            2000             1999
                                ------------    ------------     ------------
      Expansion                 $    629,000    $  3,392,000     $  1,327,000
      Conversions                         --         316,000          148,000
      Purchase leased property            --         240,000               --
      Renovation                     554,000              --               --
      Refurbishment & equipment
         replacements              2,677,000       2,234,000        2,289,000
                                ------------    ------------     ------------
                                $  3,860,000    $  6,182,000     $  3,764,000
                                ============    ============     ============

Earnings from operations funded the majority of the above capital expenditures. The Company currently plans to spend approximately $3,150,000 for renovations, refurbishments and equipment replacements and approximately $350,000 for Restaurant expansion and additions during 2002. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

The Company believes that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units and, to a lesser extent, from price increases.

Sales at the same Bickford's Restaurants for comparable weeks decreased 4.4% in 2001 (54 Restaurants), increased 2.1% in 2000 (56 Restaurants), and increased 3.1% in 1999 (51 Restaurants) over the prior year's sales. Customer counts at these same Restaurants decreased 9.3% in 2001, decreased 3.1% in 2000 and decreased 0.9% in 1999 as compared to the prior year's counts.

The Company takes an opportunistic approach to the expansion of the Restaurant Operations. Management evaluates both purchase and lease opportunities, and, in most instances, the Company favors opening new Restaurants utilizing leased properties. The Company will generally open a new Restaurant only if it can reasonably be expected to meet the Company's return on investment criteria, which is generally an annual return on the investment of approximately 25% to 30%.

RESTAURANT MANAGEMENT AND SUPERVISION

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during Restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. Bickford's has nine district managers who between them cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives, which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and restaurant profitability.

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

CUSTOMERS

The Restaurants are not dependent upon a single customer or group of customers, although a large portion of each Restaurant's customers live within a five-mile radius thereof and, accordingly, repeat customers are important to Bickford's success.

COMPETITION

The Restaurants are in direct competition with many local restaurants providing family-oriented meals, some of which are owned, operated and/or franchised by national and regional chains, and many of which are larger and have greater financial resources than the Company. The restaurant business is highly competitive with respect to price, service, location and food quality. The Company believes that its attention to quality and service, along with its low- to moderately-priced menu items, will continue to attract customers. In recent years the Restaurants have faced increased competition from the expansion of upscale casual dining chains. The Company believes that the freshness of its food and its reasonable pricing compare favorably to these concepts.

EMPLOYEES

At December 31, 2001, the Restaurants employed 2,650 persons, of which 2,130 were part-time hourly employees, 280 were full-time hourly employees and 240 were salaried personnel. This represents a decline from 2,859 persons employed as of December 31, 2000. None of the Restaurant's employees are represented by a union.

ENVIRONMENTAL MATTERS

The Restaurants are subject to various federal, state and local laws, rules and regulations relating to the protection of the environment, which are considered by management to be typical for companies operating in the restaurant industry. Management believes that compliance therewith will have no material effect on its capital expenditures, earnings or competitive position.

CUES DIVISION

The Cues Division sales were $32,239,000, $27,426,000 and $30,227,000 in 2001,
2000 and 1999, respectively, representing 30.6%, 26.4%, and 29.0% of the total sales of the Company during 2001, 2000 and 1999, respectively.

Cues manufactures systems utilizing closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network a treatment plant may become overwhelmed, resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The U.S. Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. Cues also designs and sells a range of portable systems that may be hand-carried or mounted on a wheeled dolly for ease of transport to difficult access locations. In addition, Cues provides product servicing and replacement parts for its customers. The principal customers of Cues are municipalities and contractors engaged in sewer inspection and repair. Cues is not directly engaged in the service business of maintaining and repairing sewer lines but primarily focuses on designing and manufacturing equipment for these uses.

INSPECTION AND REHABILITATION EQUIPMENT

Cues's inspection and sealing equipment are integrated systems that provide the capability of inspecting underground sewer lines via remote control television cameras. The systems have the capability of creating a permanent record on videotape of pipe conditions, recording distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for detecting leaking joints through an air pressure testing device and applying chemical sealant to repair small pipe fractures and leaking joints.

Cues also manufactures and sells a line of remotely-operated robotic cutting devices. These cutting devices reinstate or open lateral sewer lines, which are smaller-diameter pipes leading from residences or businesses into the main sewer pipes. The laterals become blocked during the in site process of relining the walls of mainline pipes with various resin-based cured-in-place materials.

Cues's inspection, cutting and sealing systems are placed in sewer lines through manholes. A television camera, positioned using either a motorized transporter or pulled on a skid assembly, relays a television picture of the interior of the sewer line via cable to a monitoring station in a mobile unit above ground. The television inspection system employs a three-inch-diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, Cues's inspection and sealing equipment gives customers a permanent record of the condition of their sewer lines. If the television camera inspection of a sewer line reveals a leaking joint or pipe fracture, sealing equipment can be introduced and positioned through use of the camera to make the repair. Once the sealing module is positioned, inflatable packers seal off the line at either end of the damaged area and a chemical sealant is applied that penetrates the leak or fracture as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

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

Cues designed and wrote DataCap 3.0(TM) software, a data collection program, which offers the ability to electronically capture still frame picture images and capture video clips of pipe conditions. During 2001, Cues introduced DataCap 4.0(TM), which provides the added feature of capturing full-length compressed video inspections in electronic storage media. The images, along with other inspection data such as site address, manhole information, defect severity, slope inclination or gradient, distance and chemical sealing information, are stored in a database format and may be transmitted via internet or facsimile for remote review. The data can also be sorted, searched and printed in reports that include pictures, graphs and text. The advantage of a computer program over the traditional videotape is primarily time savings for the city engineers, contractors and other users who are required to review inspection reports and catalog pipe conditions. The DataCap(TM) is designed to operate in Windows95, Windows98, WindowsNT and Windows2000 operating system. By having in-house software engineers able to design and write computer code, management believes that Cues has an advantage over competitors due to the resulting ability of Cues to be more responsive to customer requests for customized reports and features. The DataCap(TM) software is installed on shock mounted computer hardware designed and built by Cues to be rugged for the mobile-unit environment. During 1999, Cues signed a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of asset management software to municipalities. The agreement allows the interchange of data between the DataCap(TM) and Hansen Infrastructure Management Solution's software and will assure users the ability to easily import and export files between the two database programs.

PRODUCT SERVICING, REPLACEMENT PARTS AND CHEMICALS

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Toronto, Canada; and Maastricht, the Netherlands. In Orlando, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles and generators furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $346,000, $320,000 and $547,000, during the years 2001, 2000 and 1999, respectively. The increase in warranty expense during 1999 was related to a specific product, which was no longer used in production during 2000 and 2001.

PRODUCT DEVELOPMENT

Cues has an ongoing program to improve its existing products and develop new products. During the 12 months ended December 31, 2001, 2000 and 1999, approximately $266,000, $282,000 and $264,000, respectively, was expended by Cues for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes that the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 2002, Cues currently plans to spend approximately $300,000 (exclusive of such personnel expenses) for product development activities.

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

Cues has agreements with Orlando-area truck dealers to deliver truck bodies that are used in the manufacture of its mobile units. Under these agreements, Cues reimburses the dealers' floor plan financing costs for those vehicles held by the dealer until delivery. Cues does not have any other commitments or contracts with its truck dealers. Management believes that alternative sources for truck chassis are available and that the loss of any of its current dealers would not have a material adverse effect on Cues.

MARKETING

Cues markets its products and services in the United States though 15 direct salesmen. In certain geographic areas of the country Cues markets it products and services through independent representatives which are non-exclusive (to
Cues), none of whom accounted for more than 5% of the Cues Division's revenues in any of the last three years. The Company believes that the loss of any of these salesman or representatives would not have a material adverse effect on the Cues Division. Cues also employs technical service representatives located in Orlando, Toronto and Maastricht.

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more than 5% of Cues's 2001, 2000 or 1999 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 2001, 2000 and 1999, export sales to foreign countries represented approximately 10%, 14% and 14% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, currency and payment risks are minimized.

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

EMPLOYEES

At December 31, 2001 Cues had 198 full and part-time employees. This includes five employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

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

ITEM 2.    PROPERTIES

Bickford's leases land and/or buildings at 51 of its 67 restaurants, under lease agreements expiring on various dates (including extension options) through 2036. The majority of these leases are "triple net", requiring BFRI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments plus a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 2001:

                              Owned       Leased         Total
                           ---------     ---------    ---------

   Massachusetts                  11            30           41
   Connecticut                     2             7            9
   Rhode Island                    1             6            7
   New Hampshire                   2             7            9
   Vermont                        --             1            1
                           ---------     ---------    ---------
      Total                       16            51           67
                           ---------     ---------    ---------

BFRI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for the Restaurant Operations management and administrative headquarters. BFRI also owns one former restaurant location held for disposal. ELXSI owns a 48,000 square foot office and manufacturing facility in Orlando, Florida, of which 36,000 square feet are currently being utilized by its Cues Division for manufacturing, while the remaining 12,000 square feet are being utilized for Cues and "Corporate" selling, general, and administrative functions. The Cues Division's old facility, consisting of 26,000 square feet located in Orlando, is being partially used by Cues for manufacturing and storage, while approximately 2,000 square feet are being rented to a third party. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, the Netherlands, and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

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

There were no matters submitted to vote of stockholders during the fourth quarter of 2001.

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

                                    2001                       2000
                           ---------------------      ---------------------
                              High        Low            High        Low
                           ---------   ---------      ---------   ---------

      First Quarter        $   12.000  $   9.250      $   15.000  $  11.125
      Second Quarter           10.500      7.700          14.000      8.000
      Third Quarter            11.500      6.020          12.125      9.063
      Fourth Quarter            8.379      5.700          11.750      9.000

On March 15, 2002, the reported last sale price for the Company's Common Stock was $9.43 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

As of March 15, 2002 there were 281 holders of record of the Company's Common Stock.

DIVIDEND HISTORY

The Company has never paid a cash dividend. Management will consider paying dividends depending on future earnings and cash flows of the Company and other relevant considerations.

STOCK TRANSFER AGENT

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.   SELECTED FINANCIAL DATA
(Amounts in Thousands, Except Per Share Data)

                                                                        Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                     2001           2000           1999           1998           1997
                                                  ---------      ---------      ---------      ---------      ---------
NET SALES                                         $ 105,398      $ 103,710      $ 104,143      $  98,566      $  86,945
COSTS AND EXPENSES:
   Cost of sales                                    (87,437)       (83,594)       (81,703)       (77,327)       (68,406)
   General and administrative                       (11,874)        (9,544)        (9,014)        (9,269)        (7,924)
   Depreciation and amortization                     (4,579)        (4,318)        (3,870)        (3,529)        (3,176)
   Interest income                                    1,272          1,500            801            583          1,287
   Interest expense                                  (1,844)        (1,303)          (832)          (807)        (1,420)
   Other income (expense)                                81           (272)          (293)          (193)          (239)
   (Provision) benefit for income taxes              (7,507)         6,890         11,118         (3,234)         7,312
                                                  ---------      ---------      ---------      ---------      ---------

Net (loss) income                                 $  (6,490)     $  13,069      $  20,350      $   4,790      $  14,379
                                                  =========      =========      =========      =========      =========
Net (loss) income per common share
   Basic                                          $   (1.61)     $    3.08      $    4.75      $    1.09      $    3.19
                                                  =========      =========      =========      =========      =========
   Diluted                                        $   (1.61)     $    2.75      $    4.25      $     .98      $    2.98
                                                  =========      =========      =========      =========      =========

Weighted average number of common and
  common equivalent shares
   Basic                                              4,043          4,246          4,283          4,400          4,504
   Assumed conversion of options and warrants            --            512            508            486            328
                                                  ---------      ---------      ---------      ---------      ---------
   Diluted                                            4,043          4,758          4,791          4,886          4,832
                                                  =========      =========      =========      =========      =========

Dividends                                                 0              0              0              0              0
                                                  =========      =========      =========      =========      =========

OTHER DATA:
Working capital                                   $  (2,767)     $   6,863      $  20,733      $  11,574      $  12,403
Total assets                                         88,454        102,522         89,851         66,636         67,661
Capitalized leases and long term debt                20,473         13,253         12,903          8,665         12,354
Stockholders' equity                                 55,359         75,179         63,877         45,560         43,172

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

See Note 1 to the Consolidated Financial Statements for background on the Company.

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant's fiscal years consist of four 13-week quarters (and, accordingly, one 52-week period) ending on the last Saturday in December; this requires that every six or seven years the Restaurant's add an extra week at the end of the fourth quarter and fiscal year. The Restaurant's 2000 fiscal year included a 53rd week.

On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement with its lender, Bank of America, N.A. ("BofA") which contains language regarding potential "material adverse changes", which is similar to language in prior credit agreements. Due to the subjective nature of these clauses, the lender can declare the Company's primary bank credit facility to be in default and accelerate the maturity date of the notes. In the event of acceleration, the Company would be required to repay principally all of its debt. As a result, PricewaterhouseCoopers LLP has indicated in their audit report that in the event of acceleration, it would raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to be profitable and to generate cash during 2002, which will be used to reduce its long-term debt. As of March 31, 2002, the Company had increased availability under its $15.0 million line of credit to approximately $3,886,000. In addition, management believes that it will be successful in obtaining refinancing of all of its BofA debt prior to its maturity in January 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the Agreement, management believes several other options are available to generate additional liquidity.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

RESTAURANT OPERATIONS. The Restaurants had sales of $73,159,000, cost of sales of $63,818,000, selling, general and administrative expenses of $2,499,000 and depreciation and amortization expense of $3,920,000, which yielded operating income of $2,922,000. In addition, the Restaurants had $177,000 of interest expense, related primarily to mortgage loans and capital leases, and other income of $9,000, resulting in income before taxes of $2,754,000.

CUES DIVISION. Cues had sales of $32,239,000, cost of sales of $23,619,000, selling, general and administrative expenses of $8,056,000 and depreciation and amortization expense of $659,000, which yielded an operating loss of $95,000. In addition, Cues had $121,000 of interest expense, $71,000 of interest income and $72,000 of other income, resulting in a loss before taxes of $73,000.

CORPORATE. Corporate general and administrative expenses were $1,319,000. The major components of these expenses were $721,000 in management fees paid to Cadmus Corporation ("Cadmus") under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

Under the terms of the Cadmus management agreement, Cadmus provides ELXSI with advice and services with respect to its business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research; (n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. It is through the Cadmus management agreement that the Company is provided the non-director services of Mr. Milley (except in his capacity as President of Cues, for which he is directly compensated by ELXSI), the Company's Chairman of the Board, President and Chief Executive Officer.

During 2001, the Company reached an agreement with the management of the Restaurant Operations on the valuation of their phantom stock options, which they had exercised in full on July 2, 2001 (see Note 11 to the Consolidated Financial Statements). Under this agreement, the management group is to receive $3,638,000 in the aggregate. A deferred payment schedule was negotiated to provide for not less than three-quarters of the balance due to be paid by October 1, 2002 and the balance on October 1, 2003. The unpaid balance bears interest at 7% per annum. During 2001, the Company recorded interest expense of $66,000 for the period October 1 to December 31, 2001.

Corporate interest income was $1,201,000, consisting primarily of interest on loans to related parties (see Note 6 to the Consolidated Financial Statements). Corporate interest expense was $1,546,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is BofA; Note 7 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 2001, the Company recorded a consolidated tax expense of $7,507,000, consisting of a current tax benefit of $497,000 and deferred tax expense of $8,004,000.

Management evaluates its future earnings likely to be realized during the remaining life of its net operating loss and tax credit carryforwards and the resulting anticipated level of realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. Taking into account reasonable and prudent tax planning strategies and future income projections, the net deferred tax asset of $14,019,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining lives. The remaining valuation allowance is necessary due to the magnitude of these net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The Company's ability to utilize its net operating loss and tax credit carryforwards may be impaired or reduced under certain other circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over any three-year period, as defined under the Internal Revenue Code (IRC). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership were to occur - and no assurance can be given that one will not occur - factors such as the number of common shares issued and outstanding, the market price of such shares, and short term treasury rates would be used under the current tax laws to determine the amount of the tax loss and credit carryforwards that can be utilized each year.

EARNINGS PER SHARE. The 2001 basic and diluted loss per share was $1.61. The 2001 weighted average number of shares outstanding for the basic and diluted earnings per share were 4,043,000.


YEAR ENDED DECEMBER 31, 2000

RESTAURANT OPERATIONS. The Restaurants had sales of $76,284,000, cost of sales of $64,008,000, selling, general and administrative expenses of $2,469,000 and depreciation and amortization expense of $3,550,000, which yielded operating income of $6,257,000. In addition, the Restaurants had $158,000 of interest expense, related primarily to mortgage loans and capital leases, and other expense of $172,000, related to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $5,927,000.

CUES DIVISION. Cues had sales of $27,426,000, cost of sales of $19,586,000, selling, general and administrative expenses of $6,023,000 and depreciation and amortization expense of $768,000, which yielded operating income of $1,049,000. In addition, Cues had $164,000 of interest expense, $9,000 of interest income and $76,000 of other income, resulting in income before taxes of $970,000.

CORPORATE. Corporate general and administrative expenses were $1,052,000. The major components of these expenses were $690,000 in management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

Corporate interest income was $1,491,000, consisting primarily of interest on loans to related parties (see Note 6 to the Consolidated Financial Statements). Corporate interest expense was $981,000, consisting primarily of the interest charges on senior bank debt.

During 2000, the Company recorded a consolidated tax benefit of $6,890,000, consisting of a current tax provision on pre-tax earnings, offset by a net tax benefit generated by the intercompany transfer of assets and utilization of net operating loss carryforwards described in the following paragraph.

In December 2000, ELXSI transferred its Restaurants assets, liabilities and operations in a taxable transaction, to a newly formed, wholly owned subsidiary. The transfer of the Restaurants was structured to put in place a more efficient corporate structure. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Division prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein. For tax purposes, the gain on the transfer of these assets created a current state tax liability of $2,360,000 and a federal alternative minimum tax liability of $592,000, which was reflected in the current tax provision at December 31, 2000. For federal income tax purposes, the gain was offset with net operating loss carryforwards, creating a deferred tax benefit of $10,057,000. In accordance with FAS 109, $12,417,000 was recorded as a deferred charge to reflect the federal and state tax impacts of inter-company profits related to this transaction.

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


YEAR ENDED DECEMBER 31, 1999

RESTAURANT OPERATIONS. The Restaurants had sales of $73,916,000, cost of sales of $60,648,000, selling, general and administrative expenses of $2,117,000 and depreciation and amortization expense of $3,146,000, which yielded operating income of $8,005,000. In addition, the Restaurants had $169,000 of interest expense related primarily to mortgage loans and capital leases, and other expense of $97,000 related to the write off and reserve for disposals of fixed assets, resulting in income before taxes of $7,739,000.

CUES DIVISION. Cues had sales of $30,227,000, cost of sales of $21,055,000, selling, general and administrative expenses of $5,563,000 and depreciation and amortization expense of

$724,000, which yielded operating income of $2,885,000. In addition, Cues had $155,000 of interest expense, $24,000 of interest income and $8,000 of other expense, resulting in income before taxes of $2,746,000.

CORPORATE. Corporate general and administrative expenses were $1,334,000. The major components of these expenses were $650,000 in management fees paid to Cadmus under a management agreement (see Note 6 to the Consolidated Financial Statements), a $220,000 compensation accrual related to the Bickford's Phantom Stock Option Plan (see Note 11 of the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

Corporate interest income was $777,000, consisting primarily of interest on loans to related parties (see Note 6 to the Consolidated Financial Statements). Corporate interest expense was $508,000, consisting primarily of the interest charges on senior bank debt.

During 1999, the Company recorded a current consolidated tax provision of $1,036,000 and a deferred tax benefit of $12,154,000, resulting in a net income tax benefit of $11,118,000. The Company's 1999 review of its deferred tax asset valuation allowance indicated that it was then more likely than not that additional carryforward tax benefits will be realized, due to the Company's then historical, continued and increasing profitability and the then significantly reduced possibility of an ownership change brought about as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder (see Note 5 to the Consolidated Financial Statements). Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the valuation allowance by $12,154,000 during 1999. The resulting net deferred tax asset of $21,170,000 represented the amount of net operating loss and tax credit carryforwards that management believed more likely than not would be realized over their remaining lives. The remaining valuation allowance was necessary due to the magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

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


COMPARISON OF 2001 RESULTS TO 2000 RESULTS

Sales during 2001 increased by $1,688,000, or 1.6%, gross profit decreased by $2,155,000, or 10.7%, selling, general and administrative expense increased by $2,330,000, or 24.4%, and depreciation and amortization increased by $261,000, or 6.0%, resulting in a decrease in operating income of $4,746,000, or 75.9%, in each case as compared to 2000. Interest expense increased by $541,000, or 41.5%, interest income decreased by $228,000, or 15.2%, and other expense decreased by $353,000, or 129.8%. In 2001, the Company recorded an income tax expense of $7,507,000 compared to an income tax benefit of $6,890,000 in 2000. The above changes resulted in a decrease in net income of $19,559,000 in 2001 compared to 2000.

RESTAURANTS OPERATIONS. Restaurants sales decreased by $3,125,000, or 4.1%, in 2001, which had 52 weeks compared to 53 weeks in 2000. Excluding the effect of the 53rd week in 2000, the sales decrease was $1,880,000, or 2.5%. Same store sales decreased $2,876,000, or 4.4%, in 2001 compared to 2000, which included the extra week. Also contributing to the 2001 sales decrease were lost sales of $1,672,000 due to three closed Restaurants, a decrease in sales at non-comparable Restaurants of $1,356,000 (including one restaurant closed as a result of a fire and one closed for construction of a replacement facility) and a decrease in sales of converted restaurants of $236,000. These decreases were partially offset by sales at new Restaurants totaling $3,015,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 9.3% partially offset by menu price increases. The 53rd week in 2000 added approximately $1,245,000 in sales and 192,000 in customers. Excluding the 53rd week in 2000, the 2001 same store sales and customer counts would have decreased 2.5% and 7.5%, respectively compared to 2000. The decrease in customer counts was primarily due to the worsening economy especially after the September 11, 2001 terrorist attack, new competition in certain market areas, impact of adverse weather, the negative effect of the implementation of local non-smoking regulations and shopping center closings. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurants gross profit decreased by $2,935,000, or 23.9%, and gross profit as a percentage of sales decreased 3.3% in the 52 weeks ended December 31, 2001 compared to the 53 weeks ended 2000. Labor costs as a percentage of sales increased by 2.3%, from 37.8% in 2000 to 40.1% in 2001, due to competitive economic pressures causing higher average rates of pay, increased staffing during peak business periods in order to enhance customer service, inefficiencies caused by the customer declines and higher worker's compensation and medical insurance rates. Variable costs increased by 0.7% due mainly to higher utility costs, while fixed costs increased 1.2% due to higher liability insurance costs and the effect of the decline in customers. Food costs decreased by 0.5% as a percentage of sales in 2001 compared to 2000.

Restaurants selling, general and administrative expense increased by $30,000, or 1.2%, during 2001 compared to 2000.

Restaurants depreciation and amortization expense increased by $370,000, or 10.4%, during 2001 as compared to 2000. Restaurants depreciation and amortization expense is anticipated to increase each year with the addition of new restaurants.

As a result of the above, Restaurant operating income decreased by $3,335,000, or 53.3%, in 2001 compared to 2000.

CUES DIVISION. Cues's sales increased by $4,813,000, or 17.5%, in 2001 compared to 2000. As a result of this increase and a 1.8% decrease in Cues's gross profit percentage in 2001 compared to 2000, gross profit increased by $780,000, or 9.9%. In April 2001, Cues opened an office in Moscow, Russia to market and demonstrate the Company's equipment. In December 2001, the Company decided to close its Moscow operation. Included in cost of sales for 2001 is a $514,000 charge to reduce the inventory carrying value to its estimated market value as a result of closing the Moscow office. Excluding this inventory charge, gross profit would have increased $1,294,000, or 16.5%. The decrease in the gross profit percentage was primarily the result of reductions in selling prices as a result of competitive pricing pressures, the Russian inventory charge and, to a lesser extent, increases in salaries and benefits resulting from rate and head count increases.

Selling, general and administrative expenses increased by $2,033,000, or 33.8%, and depreciation and amortization expense decreased by $109,000, or 14.2%. The increase in selling, general and administrative expenses was primarily related to an increase in international selling expense of $1,021,000. In December 2001, management decided to close the Russian operations, which opened in April 2001. In addition to the inventory charge discussed above, the Company recorded charges for severance and other closing-related costs of approximately $356,000 related to the closing of the Moscow office. Prior to the closing decision, approximately $665,000 was incurred in the sales and marketing effort in Russia. The remaining increase in selling, general and administrative costs of $1,012,000 was primarily due to an increase in domestic field sales and support staff including headcount and benefits increases. As a result of the above, operating income decreased $1,144,000, or 109.1%, in 2001 compared to 2000.

CORPORATE. Corporate's general and administrative expenses increased by $267,000, or 25.4%, during 2001 compared to 2000, mainly due to an increase in professional fees, bank fees and a slight increase in management fee expense. Interest expense increased by $565,000, or 57.6%, in 2001 compared to 2000. Included in the increase in interest expense is an increase in the amortization of deferred debt costs of $272,000. The remaining increase in interest expense is the result of higher debt balance during 2001 compared to 2000 partially offset by lower interest rates in 2001. Interest income decreased by $290,000, or 19.5% in 2001 compared to 2000, mainly due to a decrease in the average outstanding related party receivable from Cadmus.


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

RESTAURANTS OPERATIONS. Restaurants sales increased by $2,368,000, or 3.2%, in 2000. Approximately $1,245,000 of the sales increase was the result of the 53rd week in 2000 compared to 1999, which comprised 52 weeks. Same store sales, including the 53rd week, increased $1,375,000, or 2.1% in 2000. Also contributing to the 2000 sales increase were sales at new Restaurants totaling $2,115,000 and sales increases at converted restaurants totaling $171,000, partially offset by lost sales due to closed Restaurants and a decrease in customer counts for all stores combined of approximately 2.1%. The same store Restaurant sales increase was mainly a result of a menu price increase and the effect of the 53rd week partially offset by a decrease in customer counts of 3.1%. The decrease in customer counts was primarily due to the impact of new competition in certain market areas, adverse weather, the negative effect of the implementation of local non-smoking regulations, shopping center closings and construction on a number of Restaurants.

Restaurants gross profit decreased by $992,000, or 7.5%, and gross profit as a percentage of sales decreased 1.9% in the 53 weeks ended December 31, 2000 compared to the 52 weeks ended 1999. Labor costs as a percentage of sales increased by 1.4%, from 36.4% in 1999 to 37.8% in 2000, due to competitive economic pressures causing higher average rates of pay, increased staffing during peak business periods in order to enhance customer service and inefficiencies caused by the customer declines. Variable costs including advertising increased by 0.4%, while fixed costs were flat and food costs decreased by 0.2% as a percentage of sales in 2000 compared to 1999.

Restaurants selling, general and administrative expense increased by $352,000, or 16.6%, during 2000 compared to 1999 as a result of headcount and salary increases.

Restaurants depreciation and amortization expense increased by $404,000, or 12.8%, during 2000 as compared to 1999. Restaurants depreciation and amortization expense is anticipated to increase each year with the addition of new restaurants.

As a result of the above, Restaurants operating income decreased by $1,748,000, or 21.8%, in 2000 compared to 1999.

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

CORPORATE. Corporate's general and administrative expenses decreased by $282,000, or 21.1%, during 2000 compared to 1999, mainly due to a decrease in the Bickford's management compensation accrual related to its phantom stock option plan offset in part by a marginal increase in management fee expense. Phantom option expense decreased from $220,000 in 1999 to $0 in 2000. Interest expense increased by $473,000, or 93.1%, in 2000 compared to 1999, and interest income increased by $714,000, or 91.9% in 2000 compared to 1999, mainly due to the related party loans to Cadmus.

INFLATION

Inflation and changing prices have not had a material impact on the Company's results of operations during the last three fiscal years.


LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. The Company's consolidated unrestricted cash positions at December 31, 2001 and 2000 were $1,194,000 and $379,000, respectively. The Company's borrowing availability under the bank line of credit at December 31, 2001 and 2000 was $939,000 and $10,101,000, respectively. As of March 31, 2002 availability increased to $3,886,000. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by borrowings.

During 2001, the Company had cash flow from operations of $24,000. Net borrowings under the line of credit of $7,361,000, proceeds from the sale of property, plant and equipment of $175,000, proceeds from the exercise of stock options of $22,000 and an increase in capital leases of $103,000 together, funded the purchase of property, plant and equipment of $4,500,000, an increase in related party notes interest receivable of $494,000, principal payments of other debt totaling $244,000, the purchases of common stock for $1,183,000 and the payments of deferred financing fees of $449,000. During 2001, current assets increased by $5,756,000, primarily due to an increase in cash and cash equivalents, an increase in Cues accounts receivable and inventory and an increase in corporate taxes receivable. Current liabilities increased $15,386,000 in 2001 compared to 2000 primarily as a result of reclassifying bank debt to a current liability at December 31, 2001.

Under the terms of its line of credit and term loan agreement with BofA, the Company is required to meet certain financial and other qualitative covenants, including the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio and restrictions on capital expenditures. At December 31, 2001, the Company was in violation of the funded debt to EBITDA covenant and other non financial covenants, and therefore was in default under the provisions of this credit agreement. On April 22, 2002, the Company obtained a waiver from BofA for the covenant violations under an Amended and

Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. The New Credit Agreement includes the following terms, which represent changes from the prior credit agreements: (1) an additional $1,000,000 term loan principal payment on or before August 31, 2002; (2) interest at BofA's prime rate plus 2%;
(3) acceleration of the maturity date from December 31, 2003 to January 1, 2003;
(4) the requirement to terminate the Company's interest rate swap with BofA; and
(5) acceleration of the maturity date of the IDB Bonds from September 2012 to January 1, 2003.

The Company expects to be in compliance with the revised terms and covenants of the New Credit Agreement; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The consolidated financial statements include a report of independent certified public accountants which indicates that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity on January 1, 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the Agreement, the Company believes several options are available to generate additional liquidity.

In connection with the July 2, 2001 exercise of rights under the Bickford's management's phantom stock option plan (see Note 11 to the Consolidated Financial Statements), the Company negotiated a settlement amount and payment schedule that requires approximately $2,728,000 in 2002 and $910,000 in 2003.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL. Management believes that cash generated by operations plus cash available under the New Credit Agreement will be sufficient to fund future operations, including interest payments on bank debt and payments due under the phantom stock option plan. Management believes that the bank line of credit and term loan with BofA under the New Credit Agreement will be refinanced prior to its maturity date of January 1, 2003.


CRITICAL ACCOUNTING POLICIES. The Company's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, current economic trends in the industry, information provided by customers and vendors and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with particular customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore the need to revise the estimate for bad debts. Generally, Cues has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. The allowance for doubtful accounts totaled $193,000 and $170,000 at December 31, 2001 and 2000.

Inventories. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes a review for obsolete inventory and an analysis of slow moving and potential excess inventory items. Events which could affect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for Cues's products due to economic conditions, innovations or new technology introduced by Cues or its competitors, price decreases by competitors on specific products or systems, and the discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product. At December 31, 2001 and 2000, the reserve for obsolete and slow moving inventory was $1,886,000 and $1,190,000, respectively.

Deferred Tax Assets. The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards, totaling $14,019,000 at December 31, 2001. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carryforwards include, but are not limited to, future profitability, cumulative stock ownership changes of 50% or more over a given three-year period, as defined by Internal Revenue Code (IRC), and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with the IRC.

Related Party Notes Receivable. The Company is owed substantial amounts under related party promissory notes receivable (see Note 6 to the Consolidated Financial Statements). These notes have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2001. Alexander M. Milley and certain companies he controls have guaranteed payment of these notes. In addition, Mr. Milley and these companies have pledged certain assets, including Company stock, under pledge and security agreements. A decline in the value of the Company's stock or other pledged assets or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay outstanding debt.

Impairment of Long-Lived Assets. The Company's long lived-assets include $4,989,000 of goodwill and trademarks at December 31, 2001. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002 and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and or trademarks.

Product Warranties. Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in its balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in the fair value are either offset against the change in fair value of the hedged item or recognized in "Other comprehensive income (expense)" until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 is effective for the Company beginning with the Company's first quarter of 2002. Under FAS 142, goodwill will no longer be amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the present undiscounted cash flow policy utilized by the Company. In connection with the adoption of FAS 142, the Company's conclusions about the valuation and recoverability of goodwill may change. The new approach may result in impairment charges and reductions in the carrying amount of goodwill its Consolidated Balance Sheets. Subsequent to the initial adoption of FAS 142, the Company may be subject to earnings volatility if additional goodwill impairment occurs at a future date. The Company is in the process of performing the goodwill evaluation required under FAS 142 and accordingly, has not yet determined the impact that will result from adoption.

FAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. FAS 143, which is effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its Consolidated Financial Statements.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which is effective beginning with the Company's first quarter of 2002, establishes a single accounting model for long-lived assets to be disposed of by sale, and also broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect the adoption of FAS 144 to have a material impact on its Consolidated Financial Statements.

ITEM 7A.   MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 2001, the Company had approximately $18.5 million in variable, market-rate based debt outstanding. The market risk is considered minimal (based upon a 10% increase or decrease in interest rates from their December 31, 2001 levels). The Company has entered into an interest rate swap agreement that provides for a fixed interest rate (see Note 8 to the Consolidated Financial Statements) on a portion of the debt totaling $7.0 million between July 1, 2001 and March 31, 2002 and $4.0 million thereafter until termination originally scheduled for March 31, 2003. The Company terminated the interest rate swap agreement in April 2002 in conjunction with the execution of the Company's New Credit Agreement resulting in a termination payment of approximately $110,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the fiscal years in the three-year period ended December 31, 2001, together with the report thereon of PricewaterhouseCoopers LLP dated April 23, 2002, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any change in or disagreement with its accountants or reportable events which are required to be reported in response to this item.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item will be filed within 120 days after December 31, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

The information required under this item will be filed within 120 days after December 31, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required under this item will be filed within 120 days after December 31, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item will be filed within 120 days after December 31, 2001.



                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 10-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                              Page
1.  FINANCIAL STATEMENTS                                                    Number(s)
                                                                         --------------
         Report of Independent Certified Public Accountants                    F-1
         Consolidated Balance Sheets at December 31, 2001 and 2000          F-2 to F-3
         Consolidated Statements of Income and Comprehensive
              Income for the three years ended December 31, 2001               F-4
         Consolidated Statements of Stockholders' Equity for the
              three years ended December 31, 2001                              F-5
         Consolidated Statements of Cash Flows for the three years
              ended December 31, 2001                                       F-6 to F-7
         Notes to Consolidated Financial Statements                        F-8 to F-30

2.  FINANCIAL STATEMENT SCHEDULES
                                                                           Page
                                                                           ----
         Report of Independent Certified Public Accountants on
         Financial Statement Schedules for each of the three
         years ending December 31, 2001.                                   S-1

         Schedule
         Number        Description                                         Page
         ------        -----------                                         ----

           II          Valuation and Qualifying Accounts and Reserves      S-2

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.


3. EXHIBITS

Exhibit
Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation ("Cadmus") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed November 13, 1992 (File No 0-11877)).

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants, Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.3 Side Letter to the Family Restaurant Sale and Purchase Agreement between Marriott and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.4 Assignment and Guaranty of Family Restaurants Sale and Purchase Agreement and Side Letter, between the Company, Marriott and ELXSI dated June 29, 1991. (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.6 Real Estate Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.7 Agreement Concerning Massachusetts and Connecticut Liquor Licenses between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.8 Contribution Agreement, dated as of December 29, 2000, by and among ELXSI, Bickford's Holdings Company, Inc. and Bickford's Family Restaurants, Inc., including forms of intercompany notes issued to ELXSI and Certificate of Designations for preferred stock issued to ELXSI. (Incorporated herein by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-11877)).

3.1        Restated Certificate of Incorporation of the Company, as amended.
           (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 27, 1992. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).


4.4 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.5 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6 Form of Third Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.7 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and Continental Illinois Equity Corporation. (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

4.8 Exercise of Option and Assignment of Registration Rights executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit
           4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.9 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois. (Incorporated herein by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.10 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.11 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of December 29, 2000, between ELXSI and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-11877)).

4.12 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of May 15, 2001 (Incorporated herein by reference to Exhibit
           4.24 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2001 (File No. 1-11877)).

4.13 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of August 23, 2001 (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2001 (File No. 1-11877)).

4.14 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 14, 2001.

4.15 Amended and Restated Loan and Security Agreement, dated as of April 22, 2002 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A.

4.16 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.17 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.18 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.19 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.20 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.21 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.22 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 0-11877)).

4.23 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.24 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

10.1 The Company's 1987 Incentive Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

10.2 The Company's 1987 Supplemental Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

10.3 The Company's 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.9 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 Registration No. 333-33300).

10.10 The Company's 2001 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 2001 (File No. 0-11877).

10.11 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Letter agreement dated November 30, 2001 between ELXSI and the management of the Bickford's Division holding rights under the ELXSI 1991 Phantom Stock Option Plan setting forth the amounts and timing of payments thereunder as a result of the exercise of rights thereunder.

10.14 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.17 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.18 Management Agreement between Winchester National, Inc. (d/b/a M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-11877)).

10.19 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and Milley Management Incorporated ("MMI"). (Incorporated herein by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.20 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.21 Assignment to Cadmus ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI.

           (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.22 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.23 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing. (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

10.25 Letter Agreement dated December 8, 2000, from the Company to ELX further extending the term of the foregoing to December 8, 2003 and increasing the amount to $1,472,074 (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.26 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,606,278, amending and restating the foregoing Promissory Note (as so amended) of ELX.

10.27 Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect to the Company's Common Stock).

10.28 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959. (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.29 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,362,489, amending and restating the foregoing Promissory Note (as so amended) of ELX.

10.30 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.31 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.32 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.33 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.34 Form of $2,000,000 Secured Promissory Note of Cadmus payable to ELXSI, dated June 27, 1997. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.35 Letter agreement dated June 25, 1999 from ELXSI to Cadmus extending the term of the foregoing Secured Promissory Note. (Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.36 Amended and Restated Secured Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $2,000,000, amending and restating the foregoing Secured Promissory Note (as so amended) of Cadmus.

10.37 Form of Promissory Note of Cadmus payable to ELXSI, dated December 28, 2000, in a maximum amount of $10,000,000 Note. (Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.38 Amended and Restated Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $7,003,364, amending and restating the foregoing Promissory Note of Cadmus (as so amended).

10.39 From of guaranty instrument executed by Alexander M. Milley in relation to the above two notes. (Incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file No. 0-11877)).

10.40 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by ELX to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

10.41 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Cadmus to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

10.42 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Alexander M. Milley, MMI and Winchester National, Inc. to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file No. 0-11877)).

23.1       Consent of PricewaterhouseCoopersLLP

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

Dated:   April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                          Date
   ---------------------        ---------------------            --------------

 /s/ Alexander M. Milley        Chairman of the Board,           April 18, 2002
---------------------------     President and Chief Executive
     Alexander M. Milley        Officer (Principal Executive
                                Officer)

 /s/ Robert C. Shaw             Director and Vice President      April 18, 2002
---------------------------
     Robert C. Shaw

 /s/ David M. Doolittle         Vice President, Treasurer        April 18, 2002
---------------------------     and Secretary (Chief
     David M. Doolittle         Accounting Officer and
                                Principal Financial Officer)

 /s/ Kevin P. Lynch             Director and Vice President      April 18, 2002
---------------------------
     Kevin P. Lynch

 /s/ Farrokh K. Kavarana        Director                         April 18, 2002
---------------------------
     Farrokh K. Kavarana

 /s/ Denis M. O'Donnell         Director                         April 18, 2002
---------------------------
     Denis M. O'Donnell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of ELXSI Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ELXSI Corporation and its subsidiaries ("the Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company's primary bank credit facility includes certain default provisions that allow the bank, based on its subjective determination, to consider the facility to be in default and accelerate the maturity date. In the event of acceleration, the Company would be required to fund substantially all of its debt, which would raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of such acceleration.

/s/  PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP
April 23, 2002
Tampa, Florida

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                   December 31,   December 31,
                                                       2001           2000
                                                    ----------     ----------

Current assets:

   Cash and cash equivalents                        $    1,194     $      379

   Accounts receivable, less allowance for
     doubtful accounts of $193 and $170 in 2001
     and 2000, respectively                              6,116          4,844

   Income taxes receivable                               1,630             --

   Inventories                                          14,734         12,944

   Prepaid expenses and other current assets               450            329

   Deferred tax asset                                    3,879          3,751
                                                    ----------     ----------

      Total current assets                              28,003         22,247

Property, buildings and equipment, net                  34,588         34,689

Intangible assets, net                                   4,989          5,228

Notes receivable - related parties                          --         11,478

Deferred tax asset - noncurrent                         10,140         15,708

Deferred charge (Note 5)                                 9,913         12,417

Other                                                      821            755
                                                    ----------     ----------

   Total assets                                     $   88,454     $  102,522
                                                    ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,     December 31,
                                                      2001             2000
                                                  -----------      -----------
Current liabilities:
   Accounts payable                               $     2,585      $     3,461
   Accrued expenses                                     6,399            6,813
   Capital lease obligations - current                    105               51
   Current portion of long-term debt                   18,953            1,243
   Other current liabilities                            2,728            3,816
                                                  -----------      -----------

      Total current liabilities                        30,770           15,384

Capital lease obligations - non current                 1,011              962
Long-term debt                                            404           10,997
Other non current liabilities                             910               --
                                                  -----------      -----------

   Total liabilities                                   33,095           27,343
                                                  -----------      -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred Stock, Series A Non-voting
   Convertible, par value $0.002 per share
     Authorized--5,000,000 shares
     Issued and outstanding--none                          --               --
  Common Stock, par value $0.001 per share
     Authorized--60,000,000 shares
     Issued and outstanding--4,027,997
     at December 31, 2001 and 4,134,375
     at December 31, 2000                                   4                4
  Additional paid-in-capital                          221,246          222,407
  Notes receivable - related parties                  (11,972)              --
  Accumulated deficit                                (153,414)        (146,924)
  Accumulated other comprehensive income                 (505)            (308)
                                                  -----------      -----------

      Total stockholders' equity                       55,359           75,179
                                                  -----------      -----------

   Total liabilities and stockholders' equity     $    88,454      $   102,522
                                                  ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (Amounts in Thousands, Except Per Share Data)

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                      2001           2000           1999
                                                   ---------      ---------      ---------
Net sales                                          $ 105,398      $ 103,710      $ 104,143

Costs and expenses:
   Cost of sales                                      87,437         83,594         81,703
   Selling, general and administrative                11,874          9,544          9,014
   Depreciation and amortization                       4,579          4,318          3,870
                                                   ---------      ---------      ---------

Operating income                                       1,508          6,254          9,556

Other income (expense):
   Interest income                                     1,272          1,500            801
   Interest expense                                   (1,844)        (1,303)          (832)
   Other income (expense)                                 81           (272)          (293)
                                                   ---------      ---------      ---------

Income before income taxes                             1,017          6,179          9,232

(Provision) benefit for income taxes                  (7,507)         6,890         11,118
                                                   ---------      ---------      ---------

Net (loss) income                                     (6,490)        13,069         20,350

Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustment              (102)           (56)           (47)
   Adjustment for cash flow hedge                        (95)            --             --
                                                   ---------      ---------      ---------

Comprehensive (loss) income                        $  (6,687)     $  13,013      $  20,303
                                                   =========      =========      =========

Net (loss) income per common share:
   Basic                                           $   (1.61)     $    3.08      $    4.75
                                                   =========      =========      =========
   Diluted                                         $   (1.61)     $    2.75      $    4.25
                                                   =========      =========      =========

Weighted average number of common
  and common equivalent shares:
   Basic                                               4,043          4,246          4,283
                                                   =========      =========      =========
Diluted (Note 11)                                      4,043          4,758          4,791
                                                   =========      =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                                Accumulated
                                             Common Stock           Additional       Related       Accum-          Other
                                      -------------------------      Paid-In-         Party        ulated      Comprehensive
                                        Shares         Dollars        Capital         Notes        Deficit     Income (Loss)
                                      ----------     ----------     ----------     ----------    ----------     ----------
Balance at December 31, 1998           4,453,460     $        5     $  226,103     $       --    $ (180,343)    $     (205)
Foreign currency translation
   adjustment, net of tax                     --             --             --             --            --            (47)
Purchase and retirement of
   Common Stock                         (189,288)            (1)        (2,045)            --            --             --
Exercise of Common Stock options
   to purchase Common Stock               11,242             --             60             --            --             --
Issuance of fractional shares                 63             --             --             --            --             --
Net income                                    --             --             --             --        20,350             --
                                      ----------     ----------     ----------     ----------    ----------     ----------

Balance at December 31, 1999           4,275,477              4        224,118             --      (159,993)          (252)
Foreign currency translation
   adjustment, net of tax                     --             --             --             --            --            (56)
Purchase and retirement of
   Common Stock                         (162,900)            --         (1,849)            --            --             --
Exercise of Common Stock options
   to purchase Common Stock               21,798             --            138             --            --             --
Net income                                    --             --             --             --        13,069             --
                                      ----------     ----------     ----------     ----------    ----------     ----------

Balance at December 31, 2000           4,134,375              4        222,407             --      (146,924)          (308)
Foreign currency translation
   adjustment, net of tax                     --             --             --             --            --           (102)
Adjustment to recognize fair value
   of cash flow hedge, net of tax             --             --             --             --            --            (95)
Purchase and retirement of
   Common Stock                         (108,712)            --         (1,183)            --            --             --
Exercise of Common Stock options
   to purchase Common Stock                2,487             --             22             --            --             --
Reclassification of related party
   notes receivable                           --             --             --         11,478            --             --
Increase in related party notes
   receivable                                 --             --             --            494            --             --
Adjustment for fractional shares            (153)            --             --             --            --             --
Net loss                                      --             --             --             --        (6,490)            --
                                      ----------     ----------     ----------     ----------    ----------     ----------

Balance at December 31, 2001           4,027,997     $        4     $  221,246     $   11,972    $ (153,414)    $     (505)
                                      ==========     ==========     ==========     ==========    ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                            Year Ended December 31,
                                                      ----------------------------------
                                                        2001         2000         1999
                                                      --------     --------     --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income                                     $ (6,490)    $ 13,069     $ 20,350
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                         4,579        4,318        3,870
   Amortization of deferred debt costs                     297           25           25
   Loss on disposal of equipment                            86           32           79
   Gain on sale of intangible                               --          (60)        (100)
   Net realized loss on sale of trading securities          --          165           --

(Increase) decrease in assets:
   Accounts receivable                                  (1,272)        (735)        (616)
   Income tax receivable                                (1,630)          --           --
   Inventories                                          (1,790)        (342)      (1,992)
   Prepaid expenses and other current assets              (121)         (49)          12
   Deferred tax asset                                    5,440        1,711      (12,154)
   Deferred charge                                       2,504      (12,417)          --
   Other                                                  (227)          50         (233)
Increase (decrease) in liabilities:
   Accounts payable                                       (876)         194         (259)
   Accrued expenses                                       (414)         825          699
   Other current and non current liabilities               (62)          --          220
                                                      --------     --------     --------
   Net cash provided by operating activities                24        6,786        9,901
                                                      --------     --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property, buildings and equipment        (4,500)      (6,461)      (4,254)
   Business acquisition                                     --           --         (778)
   Net repayments from (loans to) related party           (494)       2,620       (7,487)
   Proceeds from sale of property, building
      & equipment                                          175          100           --
   Net purchase of trading securities                       --       (2,346)          --
   Proceeds from sale of intangible asset                   --          105          145
   Collection of notes receivable - related party           --          135           --
   Purchase of equity investment                            --         (210)          --
                                                      --------     --------     --------
   Net cash used in investing activities                (4,819)      (6,057)     (12,374)
                                                      --------     --------     --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                            2001         2000         1999
                                                          --------     --------     --------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Net borrowings (payments) on line of credit               7,361          648        4,532
   Payments of long-term debt                                 (244)        (246)        (270)
   Purchase of Common Stock                                 (1,183)      (1,849)      (2,046)
   Proceeds from exercise of Common Stock
     options                                                    22          138           60
   Payment of deferred fees                                   (449)        (355)          --
   Increase in capital lease obligations                       103          (52)         (24)
                                                          --------     --------     --------
   Net cash (used in) provided by financing activities       5,610       (1,716)       2,252
                                                          --------     --------     --------

Increase (decrease) in cash and cash equivalents               815         (987)        (221)

Cash and cash equivalents, beginning of period                 379        1,366        1,587
                                                          --------     --------     --------

Cash and cash equivalents, end of period                  $  1,194     $    379     $  1,366
                                                          ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                             $  1,502     $  1,356     $    725
     Taxes                                                   2,151        2,317        1,106


NON CASH INVESTING ACTIVITIES:

During 2001, the Company converted approximately $494,000 of interest due from related parties to a note receivable.

During 2000, the Company converted approximately $316,000 of interest due from related parties to a note receivable.

During 1999, the Company converted approximately $242,000 of interest due from related parties to a note receivable.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1.   THE COMPANY

GENERAL. ELXSI Corporation (together with its subsidiaries, the "Company") operates principally through its two wholly-owned subsidiaries, ELXSI, a California corporation ("ELXSI"), and Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of a restaurant chain in New England and an equipment manufacturer headquartered in Orlando, Florida.

RESTAURANT OPERATIONS. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's restaurants from Marriott Family Restaurants, Inc. These Restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), the Bickford's Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During 2001 one new Bickford's Restaurant was opened, in East Providence, Rhode Island, and one Bickford's Restaurant was closed. As of December 31, 2001, the Company operates 67 Bickford's Restaurants (the "Restaurants" or "Restaurant Operations").

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

Both the Company's corporate functions and Cues Division have fiscal years consisting of four calendar quarters ending on December 31. The Restaurant's fiscal year consists of four 13-week quarters (one 52-week period) ending on the last Monday in December; this requires that every six or seven years the Restaurants add an extra week at the end of the fourth quarter and fiscal year. The Restaurant's 2000 fiscal year included a 53rd week.

CASH AND CASH EQUIVALENTS. The Company has a cash management system whereby substantially all cash generated by operations is used to reduce debt. Cash and cash equivalents include bank deposits with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and long-term debt approximates fair value primarily due to the short-term maturity of those instruments and the variable, market-rate based nature of the interest rates associated with the debt.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company evaluates the collectibility of accounts receivable based on numerous factors including past transaction history with the customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in a higher than expected uncollectible accounts, and therefore, the need to revise the estimate for bad debts. Generally, the Company has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. The allowance for doubtful accounts totaled $193,000 and $170,000 at December 31, 2001 and 2000.

INVENTORIES. Inventories are stated at the lower of cost or market determined by the first-in, first-out method. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes the analysis of regular cycle counts, a review for obsolete inventory and an analysis of slow moving and potential excess inventory items. Events which could effect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for the Company's products due to economic conditions, an innovation or technology introduced by Cues or a competitor, a price decrease by competitors on specific products or systems, the discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product, etc. At December 31, 2001 and 2000, the reserve for obsolete and slow moving inventory was $1,886,000 and $1,190,000, respectively.

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

      Buildings                                           30 years
      Building improvements                               20 years
      Equipment, furniture and fixtures                  3-7 years

Depreciation expense for 2001, 2000 and 1999 was $4,340,000, $4,079,000 and
$3,659,000, respectively.

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

RESTAURANT OPENING COSTS. Non-capital expenditures incurred in opening new restaurants are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS. In assessing the recoverability of the Company's long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges. During the years ended December 31, 2001, 2000 and 1999, the Company did not record any impairment losses related to goodwill and or trademarks.

INTANGIBLE ASSETS. The excess of cost over fair value of net assets acquired is amortized over a range of 10-35 years using the straight-line method. Amortization expense for 2001, 2000 and 1999 was $210,000, $210,000, and $181,000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $1,576,000 and $1,366,000, respectively. Management periodically reviews the potential impairment of intangible assets in order to determine the proper carrying values as of each consolidated balance sheet date.

Trademarks are amortized over 35 years using the straight-line method. Trademark amortization expense for 2001, 2000 and 1999 was $29,000, $29,000 and $30,000,
respectively. Accumulated amortization at December 31, 2001 and 2000 was $314,000 and $285,000, respectively.

DEFERRED DEBT COSTS. Deferred debt costs are amortized over the term of the loan to interest expense using the effective interest method. As of December 31, 2001 and 2000, $564,000 and $412,000, respectively, remained to be amortized over future periods. Amortization expense in 2001, 2000 and 1999 was $297,000, $25,000 and $25,000, respectively.

RELATED PARTY NOTES RECEIVABLE. The Company is owed substantial amounts under related party promissory notes receivable as discussed in Note 6 to the consolidated financial statements. These notes have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2001. Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer personally guaranteed payment of the notes. In addition, Mr, Milley has pledged assets, including Company stock along with other assets, in a pledge and security agreement. A decline in the value of the Company's stock or other pledged assets or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay outstanding debt.

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

The Company does not rely on any one vendor or supplier for its raw materials, and management believes that other suppliers could provide for the Company's needs on comparable terms.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of the Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

INCOME TAXES. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of "other" assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes for the year that would be paid by the Company without its net operating loss carryforwards, as determined by applying the provisions of the current tax law to the taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets (see Note 5).

The Company's net deferred tax assets include substantial amounts of net operating loss and credit carryforwards totaling $14,019,000 and $19,459,000 at December 31, 2001 and 2000, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, which is based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The utilization of the Company's net operating loss and tax credit carryforwards may be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carryforwards include, but are not limited to, future profitability, cumulative stock ownership changes of 50% or more over a three-year period, as defined by Section 382 of the Internal Revenue Code (IRC), and the timing of the utilization of the tax benefit carryforwards. Such changes in ownership would significantly restrict the Company's ability to utilize loss and credit carryforwards in accordance with Sections 382 and 383 of the IRC.

WARRANTY. The Company's warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

ADVERTISING. Advertising costs are expensed as incurred and totaled $1,038,000, $981,000 and $1,047,000 in 2001, 2000 and 1999, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of particular options on the date that both the number of shares the grantee is entitled to receive and the exercise price thereunder are known. Compensation expense associated with option grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 11.

RECLASSIFICATION. The Company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications had no effect on net income or stockholders' equity.

EARNINGS PER SHARE. The Company presents "basic" earnings per share, which is net income (loss) divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's common stock equivalents consist of employee and director stock options and warrants to purchase common stock.

Options to purchase 926,782 shares of common stock at average exercise prices of approximately $7.04 per share were not included in the computation of diluted earning per share for 2001 because their effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in its balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in the fair value are either offset against the change in fair value of the hedged item or recognized in "Other comprehensive income (expense)" until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 is effective for the Company beginning with the Company's first quarter of 2002. Under FAS 142, goodwill will no longer be amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the present undiscounted cash flow policy utilized by the Company. In connection with the adoption of FAS 142, the Company's conclusions about the valuation and recoverability of goodwill may change. The new approach may result in impairment charges and reductions in the carrying amount of goodwill on its consolidated balance sheets. Subsequent to the initial adoption of FAS 142, the Company may be subject to earnings volatility if additional goodwill impairment occurs at a future date.

The Company is in the process of performing the goodwill evaluation required under FAS 142 and accordingly, has not yet determined the impact that will result from adoption.

FAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. FAS 143, which will become effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its consolidated financial statements.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which is effective beginning with the Company's first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect the adoption of FAS 144 to have a material impact on its consolidated financial statements.

NOTE 3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT COMPONENTS

                                                         December 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------
ASSETS:
  Inventories:
   Raw materials and finished goods              $  8,506,000    $  7,954,000
   Work in process                                  6,228,000       4,990,000
                                                 ------------    ------------
                                                 $ 14,734,000    $ 12,944,000
                                                 ============    ============
  Property, buildings and equipment:
     Land                                        $  8,777,000    $  8,777,000
     Buildings and improvements                    22,555,000      20,988,000
     Buildings held pursuant to capital leases      1,234,000       1,234,000
     Equipment, furniture and fixtures             26,366,000      24,636,000
                                                 ------------    ------------
                                                   58,932,000      55,635,000
     Accumulated depreciation                     (24,344,000)    (20,946,000)
                                                 ------------    ------------
                                                 $ 34,588,000    $ 34,689,000
                                                 ============    ============
  Intangible assets:
     Excess of cost over fair value of
      net assets acquired                        $  5,849,000    $  5,849,000
     Trademarks                                     1,030,000       1,030,000
                                                 ------------    ------------
                                                    6,879,000       6,879,000
     Accumulated amortization                      (1,890,000)     (1,651,000)
                                                 ------------    ------------
                                                 $  4,989,000    $  5,228,000
                                                 ============    ============

The excess of cost over fair value of net assets acquired and trademarks represent the value assigned to these intangible assets upon their acquisition.

                                                   December 31,
                                          ------------------------------
                                              2001              2000
                                          ------------      ------------
LIABILITIES:
  Accrued expenses:
     Salaries, benefits and vacation      $  1,972,000      $  1,732,000
     Common Stock reverse split payable        560,000           560,000
     Insurance                                 462,000           571,000
     Utilities                                 397,000           339,000
     State and federal income taxes            382,000         1,303,000
      Other taxes                              299,000           685,000
     Warranty                                  282,000           310,000
     Professional fees                         225,000           333,000
     Rents                                     195,000           226,000
     Interest and bank fees                    132,000            57,000
     Interest rate swap                        155,000                --
     Other accruals                          1,338,000           697,000
                                          ------------      ------------
                                          $  6,399,000      $  6,813,000
                                          ============      ============

NOTE 4.   CLOSURE OF RUSSIAN OPERATIONS

During 2001, Cues opened an office in Moscow, Russia to market and demonstrate its equipment. As a result of this effort, the Company recorded selling, general and administrative expenses of approximately $665,000 for the year ended December 31, 2001. In December 2001, the Company decided to close its Russian operation and recorded approximately $870,000 in closure charges. Of these charges, approximately $514,000 has been recorded in cost of sales to reduce the inventory carrying value to estimated market values. The remaining $356,000 has been recorded in selling, general and administrative expenses for severance and other closing related costs. Of the $514,000 inventory charge, approximately $316,000 relates to inventory originally purchased from a related party in which the Company holds an equity investment (See Note 6).

NOTE 5.   INCOME TAXES

Pre-tax income (loss) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                           2001          2000          1999
                                       -----------   -----------   -----------
      Domestic                         $ 1,125,000   $ 6,159,000   $ 9,064,000
      Foreign                             (108,000)       20,000       168,000
                                       -----------   -----------   -----------
        Total                          $ 1,017,000   $ 6,179,000   $ 9,232,000
                                       ===========   ===========   ===========

The components of income tax (expense) benefit related to earnings for the years ended December 31, 2001, 2000 and 1999 are as follows:



                                           2001          2000          1999
                                       -----------   -----------   -----------
      Current:
        Federal                        $    22,000   $  (790,000)  $  (185,000)
        State and local                    471,000    (3,028,000)     (818,000)
        Foreign                              4,000         3,000       (33,000)
                                       -----------   -----------   ------------
                                           497,000    (3,815,000)   (1,036,000)
                                       -----------   -----------   -----------

                                          2001          2000          1999
                                      -----------   -----------   -----------

      Deferred:
        Federal                        (5,887,000)    8,345,000    12,154,000
        State and local                (2,117,000)    2,360,000            --
                                      -----------   -----------   -----------
                                       (8,004,000)   10,705,000    12,154,000
                                      -----------   -----------   -----------

      Total                           $(7,507,000)  $ 6,890,000   $11,118,000
                                      ===========   ===========   ===========

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax assets (liabilities) are comprised of the following at December 31, 2001 and 2000:

                                                 2001              2000
                                             ------------      ------------
      Fixed asset and other                  $   (214,000)     $   (730,000)
                                             ------------      ------------
        Gross deferred tax liabilities           (214,000)         (730,000)
                                             ------------      ------------

      Accrued expenses and other                2,839,000         2,603,000
      Loss carryforwards                       15,499,000        25,624,000
      Credit carryforwards                      3,861,000         3,547,000
                                             ------------      ------------
        Gross deferred tax assets              22,199,000        31,774,000
                                             ------------      ------------

      Deferred tax asset valuation allowance   (7,966,000)      (11,585,000)
                                             ------------      ------------
        Net deferred taxes                   $ 14,019,000      $ 19,459,000
                                             ============      ============

At December 31, 2001 and 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41 million and $73 million, respectively. The decrease in the net operating loss carryforwards primarily resulted from the use of net operating loss carryforwards to offset 2001 estimated federal taxable income and the statutory expiration of unused carryforwards. As of December 31, 2001, the Company has tax credit carryforwards of approximately $2,109,000. These net operating loss and tax credit carryforwards expire as follows:

                                           Net Operating Loss    Tax Credit
                                              Carryforwards     Carryforwards
                                              -------------     -------------
            2002                              $  5,836,000      $         --
            2003                                14,118,000                --
            2004                                18,941,000                --
            2005                                   260,000                --
            2006                                        --                --
            2007 through 2015                    2,271,000         2,109,000
                                              ------------      ------------
                                              $ 41,426,000      $  2,109,000
                                              ============      ============

The Company also has alternative minimum tax credit carryforwards of approximately $1,755,000, which have an unlimited carryforward period.

The Company continually reviews the adequacy of its carryforward valuation allowances and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

During 1999, the Company reduced its deferred tax asset valuation allowance when it appeared more likely than not that additional carryforward tax benefits would be realized, due to the

Company's then historical, continued and increasing profitability and the then significantly reduced possibility of an ownership change as a result of a negotiated standstill agreement entered into in 1999 with a significant stockholder. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company recorded an additional deferred tax asset of $14,591,000. During 1999, the Company amortized the deferred tax asset to income tax expense in the amount of $2,437,000. The resulting net deferred tax asset of $21,170,000 for 1999 represented the amount of net operating loss and tax credit carryforwards that management at the time believed more likely than not would be realized over their remaining lives. The remaining valuation allowance was necessary due to the then magnitude of the net operating loss carryforwards and the uncertainty of future income estimates.

During 2000, the Company recorded a consolidated tax benefit of $6,890,000, consisting of a current tax provision on pre-tax earnings, offset by a net tax benefit generated by the intercompany transfer of assets and utilization of net operating loss carryforwards described in the following paragraph.

In December 2000, ELXSI transferred the Restaurant assets, liabilities and operations, in a taxable transaction, to a newly formed, wholly owned subsidiary. The transfer of the Restaurant's assets and liabilities was structured to put in place a more efficient corporate structure. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Operations prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein. For tax purposes, the gain on the transfer of these assets created a current state tax liability of $2,360,000 and a federal alternative minimum tax liability of $592,000, which were reflected in the current tax provision at December 31, 2000. For federal income tax purposes, the gain was offset with net operating loss carryforwards, creating a deferred tax benefit of $10,057,000. In accordance with FAS 109, $12,417,000 was recorded at December 31, 2000 as a deferred charge to reflect the federal and state tax impacts of inter-company profits related to this transaction. As a result, the tax bases of the Restaurants assets were increased and the Company will recognize higher depreciation deductions for income tax purposes commencing in 2001.

During 2001, as a result of a decrease in taxable income, the Company did not utilize net operating loss carryforwards to the extent anticipated. In addition, the Company reduced its projection of future taxable income during the remaining life of the net operating loss carryforwards. As a result, the valuation allowance was increased during the year and deferred tax expense was recorded on the income statement. Also during 2001, a valuation of the Restaurants was completed for purposes of calculating the final taxable gain resulting from the intercompany transfer of the Restaurant Operations. Due to the reduction in the taxable gain from the prior years estimate, the deferred charge was reduced $1,301,000 by recording a deferred tax expense, which was offset by a decrease in current tax expense. In addition, $1,203,000 of the deferred charge was amortized to deferred tax expense. As a result of establishing the taxable basis of the Restaurants' assets transferred during 2000, the remaining "Corporate" deferred charge was $9,913,000 at December 31, 2001.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of these net deferred tax assets. The Company's ability to utilize its net operating loss and tax credit carryforwards may be reduced for other reasons. Events which may affect the Company's ability to utilize these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over any three-year period, as defined by
Section 382 of the Internal Revenue Code (IRC).

A reconciliation of the statutory federal tax rate and the Company's effective income tax rates for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                  2001       2000       1999
                                                --------   --------   --------

   Federal income tax rate                          34.0%      34.0%      34.0%
   State income taxes, net of federal benefit       21.5        7.1        8.9
   Changes in valuation allowance for deferred
      tax assets                                   663.2     (150.2)    (158.0)
   Other                                            19.4       (2.4)      (5.3)
                                                --------   --------   --------
        Effective income tax rate                  738.1%    (111.5)%   (120.4)%
                                                ========   ========   ========

NOTE 6.   RELATED PARTY TRANSACTIONS

REVISIONS TO NOTES RECEIVABLE WITH RELATED PARTIES

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes. Under the new, restructured notes, approximately 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies, and other assets held by Mr. Milley and these related companies support the guarantees under these notes. All interest and principal payable under these notes is due on the maturity date at rates previously in existence, as described below. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at December 31, 2001 has been reflected in the equity section of the balance sheet as a contra-equity.

TRANSACTIONS WITH ELX LIMITED PARTNERSHIP. On December 8, 1994, the Company loaned ELX, of which Mr. Milley, is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. ("Airlie") under an option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the due date of the loan was extended for an additional three years. Interest from December 8, 1994 to December 8, 1997 was paid current in December 1997. On December 8, 2000, the loan principal and the accrued interest from December 8, 1997 to December 8, 2000, in the amount of $316,000, were consolidated and the due date was further extended to December 8, 2003. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2001). At December 31, 2001 the current principal balance of $1,472,000 and accrued interest of $134,000 were consolidated and the note was extended as described above. During 2001, 2000 and 1999, the Company recorded interest income of $125,000, $116,000 and $99,000, respectively.

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this loan were used to exercise an option to purchase 110,200 shares of the

Company's Common Stock held by Bank America Capital Corporation ("BACC") and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. On December 30, 1999, the due date of the loan, the loan principal and the accrued interest from December 30, 1996 to December 30, 1999, in the amount of $242,000, were consolidated and the due date was extended for an additional three years. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2001). At December 31, 2001, the current principal balance of $1,151,000 and accrued interest of $212,000 were consolidated and the note was extended as described above. During 2001, 2000 and 1999, the Company recorded interest income of $97,000, $114,000 and $78,000, respectively.

TRANSACTIONS WITH CADMUS CORPORATION. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus under a two-year note. Mr. Milley is the controlling shareholder of Cadmus, and certain other officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company. On June 30, 1999, the loan was extended for an additional two years. On June 30, 2001 the loan was further extended for an additional two years, to June 30, 2003. The loan bears interest at 15%. ELXSI earned a 5%, or $100,000, closing fee, which was amortized to interest income utilizing the effective interest method over the original life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. At December 31, 2001 this note was extended as described above. During each of 2001, 2000 and 1999, the Company recorded interest income of $300,000.

In addition, as of December 31, 2001 the Company had advanced Cadmus an additional total of approximately $6,732,000. During 2001 and 2000, the advances were partially collateralized by a portfolio of private and public company equities purchased with the proceeds of the advances. During 2000 Mr. Milley formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (9.5% at December 31, 2001), due in December 2001. This note receivable was reclassified from a short-term asset at December 31, 1999 to a long-term asset at December 31, 2000. At December 31, 2001 the current principal balance of $6,732,000 and accrued interest of $271,000 were consolidated and the note was extended as described above. During 2001, 2000 and 1999, the Company recorded interest income of $671,000, $947,000 and $243,000, respectively.

ELXSI is party to a management agreement dated September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997, the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. During 2001, 2000 and 1999, the Company was charged management fees of $721,000, $690,000 and $650,000, respectively. At December 31, 2001 and 2000, ELXSI did not owe any amount to Cadmus under such management agreement. As a result of the Companies consolidated operating income falling below $4,000,000 for 2001, the management fee has been discontinued until such time as quarterly or annual earnings attain the level stated above.

TRANSACTIONS WITH AZIMUTH CORPORATION AND SUBSIDIARIES. On March 24, 1998, ELXSI borrowed $135,000 under its supplemental line of credit from Bank of America ("BofA") and loaned the proceeds at 15% per annum to Azimuth Corporation ("Azimuth"), which used those funds to purchase 10,000 shares of Common Stock from a third party. Certain officers, directors and stockholders of Azimuth are officers and directors of the Company. The loan matured on March 24, 2000 and was repaid with accrued interest on that date.

TRANSACTIONS WITH TRITON INSITUTECH CORPORATION. In December 2000, ELXSI loaned Triton Insitutech Corp. ("Triton"), a Canadian company, $210,000 under a one-year promissory note due December 2001, bearing interest at 7.5%. ELXSI became a one-third equity owner in Triton, a start-up business involved water pipe relining. Proceeds of the note were primarily used to purchase epoxy spraying equipment used in the relining of water pipes from a company located in England. The note is currently past due. In addition, Cues purchased three epoxy spray lining units from Triton during 2001 for approximately $473,000 and had the units shipped to the Cues's Russian office. In connection with the closure of the Russian office (see Note 4), the Company wrote down the units to their estimated market value of $157,000.

TRANSACTIONS WITH CORPORATE CARE PROVIDERS, INC. In November 1994, Corporate Care Providers, Inc. ("CCP"), a Delaware corporation and wholly-owned subsidiary of Cadmus, was incorporated for the purpose of providing employee benefits, including health, dental, disability and life insurance, to Bickford's and Cues employees. The benefits are administered under a self-funded plan by UNICARE Life and Health Insurance Company of Massachusetts. During 2001, Bickford's and Cues paid CCP $1,797,000 and $1,591,000, respectively, for premiums and claims. During 2000, Bickford's and Cues paid CCP $1,147,000 and $962,000, respectively, for premiums and claims. During 1999, Bickford's and Cues paid CCP $1,088,000 and $768,000, respectively for premiums and claims. The employees through, payroll deductions, reimburse portions of these costs.

NOTE 7.   LONG-TERM DEBT

Under the terms of its line of credit and term loan agreement with BofA, the Company is required to meet certain financial and other qualitative covenants, including the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio and restrictions on capital expenditures. At December 31, 2001, the Company was in violation of the funded debt to EBITDA covenant and other non financial covenants, and therefore was in default under the provisions of this credit agreement. On April 22, 2002, the Company obtained a waiver from BofA for the covenant violations under an Amended and Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. The New Credit Agreement includes the following terms, which represent changes from the prior credit agreements: (1) an additional $1,000,000 term loan principal payment on or before August 31, 2002; (2) interest at BofA's prime rate plus 2%; (3) acceleration of the maturity date from December 31, 2003 to January 1, 2003; (4) the requirement to terminate the Company's interest rate swap with BofA; and (5) acceleration of the maturity date of the IDB Bonds from September 2012 to January 1, 2003.

The Company expects to be in compliance with the revised terms and covenants of the New Credit Agreement; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The consolidated financial statements include a report of independent certified public accountants which indicates that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity on January 1, 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay the amounts due under the Agreement, the Company believes several options are available to generate additional liquidity.

The following table summarizes the terms and balances of the Company's borrowings at December 31, 2001 and 2000, prior to the execution of the New Credit Agreement.

                                                        December 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------

   Bank Line of Credit with BofA, as amended,
   $15,000,000 available, interest due
   monthly at prime plus 0.50% (5.25% at
   December 31, 2001) or 2.5% above
   Eurodollar rate. The line of credit does
   not require minimum reductions in
   available credit. The line is
   collateralized by assets of ELXSI, BHC and
   BFRI, including real estate, and the
   outstanding stock of ELXSI, BHC and BFRI.
   The agreement provides for commitment fees
   of 0.25% on the unused portion of the line
   of credit. In addition, the agreement
   restricts the payment of cash dividends by
   ELXSI to an amount not to exceed 50% of
   the excess cash flow (as defined).           $ 12,485,000   $  4,373,000

   Term loan with BofA, $4,250,000 available
   at December 31, 2001, interest due monthly
   at prime plus 0.75% (5.5% at December 31,
   2001) or 2.75% above Eurodollar rate. The
   term loan requires quarterly principal
   reductions of $250,000. The term loan is
   collateralized by assets of ELXSI, BHC and
   BFRI including real estate, and the
   outstanding stock of ELXSI, BHC and BFRI.       4,250,000      5,000,000

   5 year mortgage payable on land and
   building located in Marlboro,
   Massachusetts with monthly installments of
   approximately $3,000 plus interest at
   8.01% per annum. The balance of $347,000
   is due on October 1, 2002.                        373,000        408,000

   5 year mortgage payable on land and
   building located in Kingston,
   Massachusetts with monthly installments of
   approximately $2,800 plus interest at
   8.25% per annum. The balance of $330,000
   is due on August 25, 2003.                        386,000        421,000

   Orange County Industrial Development
   Authority bonds ("IDB Bonds") with monthly
   principal payments of approximately
   $14,000 plus interest at the tax exempt
   equivalent of the Eurodollar rate plus
   1.5% payable monthly in arrears (3.1% at
   December 31, 2001). BofA holds the bonds.       1,806,000      1,972,000

                                                        December 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------

   Mortgage  payable  at  8.25% on the land and
   building owned by Cues B.V.                        57,000         66,000
                                                ------------   ------------
                                                  19,357,000     12,240,000
   Less current portion                          (18,953,000)    (1,243,000)
                                                ------------   ------------
   Long-term debt                               $    404,000   $ 10,997,000
                                                ============   ============

Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2006, and thereafter are as follows:

                  2002                          $  2,580,000
                  2003                            15,264,000
                  2004                               174,000
                  2005                               174,000
                  2006                               174,000
                  Thereafter                         991,000
                                                ------------
                                                $ 19,357,000
                                                ============

NOTE 8. DERIVATIVE INSTRUMENT. The Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a fixed rate of interest of approximately 7.5% on $7 million of variable interest rate loans under ELXSI's bank line of credit through March of 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution. During 2001, the Company recorded a net loss of $95,000, net of tax of $60,000, in "Other comprehensive income (expense)" related to this cash flow hedge. The Company terminated the interest rate Swap agreement in April 2002 in conjunction with the execution of the New Credit Agreement resulting in a termination payment of approximately $110,000. This impact of the determination has not been included in the consolidated financial statements.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

The Company conducts a substantial portion of its operations utilizing leased facilities. The Company leases land and/or buildings at 51 of its 67 Restaurants under lease agreements with terms expiring on various dates (including extension options) through 2032. The majority of the leases require that the Company pay all taxes, maintenance, insurance, and other occupancy expenses related to leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant agreements. Generally, the leases provide for renewal options, and in most cases management expects that in the normal course of business lease agreements will be renewed or replaced by other leases.

Additionally, the Company has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year period ending December 31, 2006, and thereafter:

                                                              Capital Leases   Operating Leases
                                                              --------------   ----------------
   2002                                                         $    185,000     $  3,368,000
   2003                                                              145,000        3,108,000
   2004                                                              144,000        2,801,000
   2005                                                              132,000        2,632,000
   2006                                                              122,000        2,536,000
   Thereafter                                                      1,111,000       13,390,000
                                                                ------------     ------------
   Total minimum lease payments                                    1,839,000     $ 27,835,000
                                                                ============
   Less - Amount representing interest                              (723,000)
                                                                ------------
   Present value of net minimum capital lease payments             1,116,000
   Less - current portion                                           (105,000)
                                                                ------------
   Capital lease obligation - non current                       $  1,011,000
                                                                ============

Rent expense charged to operations amounted to $3,801,000, $3,686,000 and $3,377,000 during 2001, 2000, and 1999, respectively.

Cues has arrangements with truck dealers to deliver truck bodies that are used in the manufacturing of certain products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 2001, 2000 and 1999 was $42,000, $70,000 and $53,000, respectively. At December 31,
2001 and 2000, truck bodies held by the dealers under these arrangements were valued at $660,000 and $606,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10.   THRIFT AND PROFIT SHARING PLAN

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants can make deferred cash contributions, not to exceed 16% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution up to a maximum employer contribution of 3%. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 2001, 2000 and 1999 was $121,000, $89,000 and $94,000, respectively.

During 1995, the Restaurants established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service.

NOTE 11.   STOCKHOLDERS' EQUITY

COMMON STOCK. Effective June 28, 1999, the Company completed a 1-for-100 reverse split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than 100 shares immediately prior to the reverse split were effectively cashed-out at the average trading price of the Company's Common Stock during the immediately preceding 20 trading days; all other stockholders were restored to their prior positions. This resulted in the retirement of approximately 157,000 shares at $10.83 per share, or a total of approximately $1,704,000. As of December 31, 2001 approximately $560,000, which is reflected in accrued expenses on the accompanying balance sheet, remained to be paid to stockholders under this reverse split.

COMMON STOCK OPTIONS. At December 31, 2001 and 2000, the Company had a total of 1,007,460 and 974,947, respectively, common shares reserved for issuance under its stock option plans. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, at generally not less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and become exercisable six months after the date of the grant and expire ten years after the date of the grant.

During 2001, stockholders approved the ELXSI Corporation 2001 Incentive Stock Option Plan (the "2001 Plan"), under which up to 35,000 shares may be issued. No options have been granted under the 2001 Plan as of December 31, 2001.

During 2000, stockholders approved the ELXSI Corporation 2000 Incentive Stock Option Plan (the "2000 Plan"), under which up to 35,000 shares may be issued. Under the 2000 Plan currently outstanding options to purchase 26,000 shares were granted at an exercise price of $11.063 per share. A portion of these options became exercisable on December 30, 2000.

During 1999, stockholders approved the ELXSI Corporation 1999 Incentive Stock Option Plan (the "1999 Plan"), under which up to 75,000 shares may be issued. Under the 1999 Plan currently outstanding options to purchase 75,000 shares were granted at an exercise price of $10.188 per share. A portion of these options became exercisable on December 15, 1999. Also during 1999, the Board of ELXSI Corporation approved the grant of 50,000 non-qualified stock options at an exercise price of $10.00 per share to a former officer. These options became exercisable on March 5, 1999.

                                                                  Weighted-
                                                  Number           Average
                                                of Shares      Exercise Price
                                                ---------      --------------

   Granted during 1999                            164,700        $   10.03
   Exercised during 1999                          (11,690)            5.48
   Canceled during 1999                            (8,700)           10.66
                                                ---------
   Outstanding at December 31, 1999               928,780             6.94
   Exercisable at December 31, 1999               768,841             6.58
   Available for grant at December 31, 1999        32,965

                                                                  Weighted-
                                                  Number           Average
                                                of Shares      Exercise Price
                                                ---------      --------------

   Granted during 2000                             26,000        $   11.063
   Exercised during 2000                          (21,798)            6.40
   Canceled during 2000                             1,500)           10.188
                                                ---------
   Outstanding at December 31, 2000               931,482             7.060
   Exercisable at December 31, 2000               827,082             6.791
   Available for grant at December 31, 2000        43,465

   Granted during 2001                                 --        $   --
   Exercised during 2001                           (2,487)            8.91
   Canceled during 2001                             2,213)            9.29
                                                ---------
   Outstanding at December 31, 2001               926,782             7.07
   Exercisable at December 31, 2001               866,770
   Available for grant at December 31, 2001        80,679

The following table summarizes the stock options outstanding and exercisable at December 31, 2001:

                            Outstanding                    Exercisable
                 ---------------------------------   -----------------------
                             Weighted-
                              Average    Weighted-                 Weighted-
                             Remaining    Average                   Average
    Range of     Number of  Contractual  Exercise     Number of    Exercise
Exercise Prices   Options      Life        Price       Options       Price
---------------  ---------   ---------   ---------   ----------    ---------

$5.00 - $6.50      602,400        3.25   $    5.73     602,400     $   5.73
$8.125 - $9.00     138,388        6.23        8.58     126,426         8.59
$9.75-$10.188      298,382       10.79       10.02     122,069        10.04
   $11.063          26,000       11.06       11.06      15,875        11.06

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 2000 and 1999, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                           2001          2000          1999
                                       -----------   -----------   -----------

Net (loss) income - as reported        $(6,490,000)  $13,069,000   $20,350,000
Net (loss) income - pro forma           (6,578,000)   12,934,000    20,078,000

Basic EPS - as reported                $     (1.61)  $     3.08    $      4.75
Basic EPS - pro forma                        (1.63)        3.05           4.69

Diluted EPS - as reported              $     (1.61)  $     2.75    $      4.25
Diluted EPS - pro forma                      (1.63)        2.72           4.19

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2000 and 1999 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 11.8% and

11.7%, respectively; risk free interest rate of 5.91% and 5.89%, respectively; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 2000 and 1999 are as follows:

                                                        Weighted-     Weighted-
                                                         Average       Average
                                           Number       Exercise        Fair
                                         of Options      Prices        Values
                                         ---------------------------------------
Fiscal 2000:
Exercise price = market price at date
  of grant                                   26,000     $  11.06      $   4.03

Fiscal 1999:
Exercise price = market price at date
  of grant                                  164,700     $   5.48      $   3.32

WARRANTS. At December 31, 2001 and 2000, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. Of the remaining, 200,500 Series A warrants to purchase shares of the Company's Common Stock, warrants to acquire 50,000 share are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, is the sole manager and significant equity holder, and warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust, a trust for the benefit of members of Mr. Milley's immediate family of which Mr. Milley's wife is a trustee. These 200,500 Series A warrants, were outstanding and unexercised at December 31, 2001, and originally had an exercise price of $3.125 and expiration date of September 25, 1996. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share. During 1998 their expiration date was further extended until September 30, 2000 and their exercise price was further increased to $4.50 per share. During 2000 their expiration date was further extended until September 30, 2002 and their exercise price was further increased to $5.40 per share. The estimated fair value of the modified Series A warrants at September 30, 2000 and September 30, 1998 was $6.73 per share and $5.39 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

In connection with its 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants, currently held by Eliot, remained unexercised at December 31, 2001 and originally had an exercise price of $4.36 and expiration date of January 31, 1997. During 1997, the warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. During 1998, their expiration date was further extended until January 31, 2001 and their exercise price was further increased to $6.278 per share. During 2000, their expiration date was further extended until September 30, 2003 and their exercise price was further increased to $7.534 per share. The estimated fair value of the modified Series C warrants at September 30, 2000 and December 17, 1998 was $4.85 per share and $4.55 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

PHANTOM STOCK OPTION PLAN. The ELXSI phantom stock option plan was implemented in 1992 as a long-term incentive plan for four key executives of the Restaurants (the "Group"). At the inception of the plan, the Group paid an initial investment totaling approximately $116,000. In October 1997, the Company returned the Group's initial investment and simultaneously received notes for the same amount from each Group member. These notes bore interest at 9% per annum and were due June 30, 2001. Each Group member was entitled under this plan to receive, upon exercise, a cash payment equal to his individual vested percentage of the appraised value of the Restaurants, as defined, less the balance of his exercise price payable upon exercise. Full vesting occurred on July 1, 1996, at which time the Group, as a whole, was entitled to 13.9% of such appraised value. Each Group member's phantom stock options could be exercised at the earliest of July 1, 2001, termination of employment, death or the sale of the Restaurants.

The assumptions used in calculating the annual expense attributable to this plan for 2000 and 1999 included the use of a multiple of the Restaurants' operating income, less certain Bickford's-related liabilities, a non-liquidity discount, estimated taxes related to a gain on divestiture of the Restaurants, sale transaction costs and the exercise price.

On July 2, 2001, the Group exercised in full their rights to receive payment under this plan. In November 2001, management and the Group reached an agreement that provides for the Group to receive $3,638,000 in the aggregate in principal payments. A deferred payment schedule was negotiated to provide for approximately three-quarters of the balance due to be paid by October 2002. The remaining principal balance is to be paid on October 1, 2003. Unpaid principal bear interest at 7% per annum.

During 2001, 2000 and 1999, the Company recorded compensation expense related to the phantom stock option plan of $0, $0 and $220,000, respectively. As of December 31, 2001, $2,728,000 and $910,000 was recorded in "other current liabilities" and "other non-current liabilities", respectively. At December 31, 2000, $3,700,000 was recorded in "other non-current liabilities". During 2001, the Company recorded interest expense related to the plan of $66,000 for the period October 1 to December 31, 2001.

STOCK PURCHASE RIGHTS. On June 4, 1997, the Board of Directors declared a dividend distribution of one Common Stock purchase right (a "Right") for each share of the Company's Common Stock outstanding on June 16, 1997 issued under a rights agreement (the "Rights Agreement") with Continental Stock Transfer & Trust Company. Each Right would entitle stockholders to purchase the Company's Common Stock at an exercise price of $25.00 per common share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if a person or group, together with his affiliates and associates, becomes an "Acquiring Person" (as defined in the Rights Agreement) by becoming a beneficial holder of 15% or more of the outstanding shares of Common Stock (35% or more for The Milley Group Members (as defined in the Rights Agreement). Upon such an event (or certain other events described in the Rights Agreement), each Right will entitle the holder thereof (other than the Acquiring Person and his affiliates) to receive, upon exercise and payment of the exercise price, shares of Common Stock having a market value equal to two times that exercise price.

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

In March 1999, in connection with and under the terms of a Standstill Agreement entered into by the Company with Peter R. Kellogg and certain persons and entities controlled by or related to him who had purchased Common Stock ("Kellogg Persons"), the Company and Rights Agent entered into an amendment to the Rights Agreement which provided that under certain circumstances such Kellogg Persons could acquire in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement. Under the Standstill Agreement, Mr. Milley was granted irrevocable proxies to vote the Kellogg Persons' shares and obtained certain rights of first refusal over such shares.

RECONCILIATION OF (LOSS) EARNINGS PER SHARE. The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended December 31:

                                            2001          2000          1999
                                        -----------   -----------   -----------
Basic (loss) earnings per share
   Numerator                            $(6,490,000)  $13,069,000   $20,350,000
                                        -----------   -----------   -----------
   Denominator:
      Common shares outstanding           4,043,000     4,246,000     4,283,000
                                        -----------   -----------   -----------
      Basic earnings per share          $     (1.61)  $      3.08   $      4.75
                                        ===========   ===========   ===========



                                            2001          2000          1999
                                        -----------   -----------   -----------
Diluted earnings per share
   Numerator                            $(6,490,000)  $13,069,000   $20,350,000
                                        -----------   -----------   -----------
   Denominator:
      Common shares outstanding           4,043,000     4,246,000     4,283,000
      Assumed conversion of options and
        warrants                                 --       512,000       508,000
                                        -----------   -----------   -----------
      Total shares                        4,043,000     4,758,000     4,791,000
                                        -----------   -----------   -----------
      Diluted earnings per share        $     (1.61)  $      2.75   $      4.25
                                        ===========   ===========   ===========

NOTE 12.   SEGMENT REPORTING

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 67 Restaurants located in the New England states operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies" above. The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes "before" non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 2001, 2000 and 1999 is summarized in the following table. The "Other" lines include "corporate" related items; results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments:

                                        2001           2000           1999
                                    ------------   ------------   ------------
Revenues From External Customers:
   Restaurants                      $ 73,159,000   $ 76,284,000   $ 73,916,000
   Equipment                          32,239,000     27,426,000     30,227,000
                                    ------------   ------------   ------------
                                    $105,398,000   $103,710,000   $104,143,000
                                    ============   ============   ============
Depreciation and Amortization:
   Restaurants                      $  3,920,000   $  3,550,000   $  3,146,000
   Equipment                             659,000        768,000        724,000
                                    ------------   ------------   ------------
                                    $  4,579,000   $  4,318,000   $  3,870,000
                                    ============   ============   ============
Segment Profit (Loss):
   Restaurants                      $  2,922,000   $  6,257,000   $  8,005,000
   Equipment                             (95,000)     1,049,000      2,885,000
   Other                              (1,319,000)    (1,052,000)    (1,334,000)
                                    ------------   ------------   ------------
                                    $  1,508,000   $  6,254,000   $  9,556,000
                                    ============   ============   ============
Interest Revenue:
   Restaurants                      $         --   $         --   $         --
   Equipment                              71,000          9,000         24,000
   Other                               1,201,000      1,491,000        777,000
                                    ------------   ------------   ------------
                                    $  1,272,000   $  1,500,000   $    801,000
                                    ============   ============   ============
Interest Expense:
   Restaurants                      $    177,000   $    158,000   $    169,000
   Equipment                             121,000        164,000        155,000
   Other                               1,546,000        981,000        508,000
                                    ------------   ------------   ------------
                                    $  1,844,000   $  1,303,000   $    832,000
                                    ============   ============   ============
Segment Assets:
   Restaurants                      $ 34,421,000   $ 33,668,000   $ 31,724,000
   Equipment                          27,715,000     24,751,000     24,555,000
   Other                              26,318,000     44,103,000     33,572,000
                                    ------------   ------------   ------------
                                    $ 88,454,000   $102,522,000   $ 89,851,000
                                    ============   ============   ============
Capital Expenditures for
 Segment Assets:
   Restaurants                      $  3,860,000   $  6,182,000   $  3,764,000
   Equipment                             640,000        279,000        490,000
                                    ------------   ------------   ------------
                                    $  4,500,000   $  6,461,000   $  4,254,000
                                    ============   ============   ============

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 2001, 2000, and 1999. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, and the deferred tax asset.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

NOTE 13.  QUARTERLY FINANCIAL DATA - (UNAUDITED)

The following summarizes quarterly financial data for 2001 and 2000 (in thousands, except per share data):

                                                                     2001
                                                ----------------------------------------------
                                                Mar. 31,     June 30,    Sep. 30,     Dec. 31,
                                                --------     --------    --------     --------
Net sales                                       $ 24,101     $ 26,969    $ 28,031     $ 26,297
Gross profit                                       3,515        4,714       5,199        4,533
Income (loss) before income taxes                   (418)         508       1,058         (131)
Net income (loss)                               $   (260)    $    315    $ (1,652)    $ (4,893)
Earnings (loss) per common share:
     Basic                                      $   (.06)    $    .07    $   (.40)    $  (1.22)
     Diluted                                    $   (.06)    $    .07    $   (.40)    $  (1.22)

Reconciliation of earnings (loss) per share:
 Basic earnings (loss) per share:
  Numerator                                     $   (260)    $    315    $ (1,652)    $ (4,893)
                                                ========     ========    ========     ========
  Denominator:
     Common shares outstanding                     4,089        4,028       4,028        4,028
                                                ========     ========    ========     ========

 Basic earnings per share reported              $   (.06)    $    .07    $   (.40)    $  (1.22)
                                                ========     ========    ========     ========

 Diluted earnings (loss) per share:
   Numerator                                    $   (260)    $    315    $ (1,652)    $ (4,893)
                                                ========     ========    ========     ========
   Denominator:
    Common shares outstanding                      4,089        4,028       4,028        4,028
    Assumed conversion of options
     and warrants                                     --           --          --           --
                                                --------     --------    --------     --------
     Common shares reported                        4,089        4,028       4,028        4,028
                                                ========     ========    ========     ========

 Diluted earnings (loss) per share
   reported                                     $   (.06)    $    .07    $   (.40)    $  (1.22)
                                                ========     ========    ========     ========

                                                                     2000
                                                ----------------------------------------------
                                                Mar. 31,     June 30,    Sep. 30,     Dec. 31,
                                                --------     --------    --------     --------
Net sales                                       $ 24,550     $ 25,832    $ 26,593     $ 26,735
Gross profit                                       4,929        5,077       5,082        5,028
Income before income taxes                         1,310        1,765       1,640        1,464
Net income                                      $    781     $  1,030    $    979     $ 10,279
Earnings per common share:
   Basic                                        $    .18     $    .24    $    .23     $   2.43
   Diluted                                      $    .16     $    .21    $    .21     $   2.17

                                                                     2000
                                                ----------------------------------------------
                                                Mar. 31,     June 30,    Sep. 30,     Dec. 31,
                                                --------     --------    --------     --------
Reconciliation of earnings per share:
 Basic earnings per share:
  Numerator                                     $    781     $  1,030    $    979     $ 10,279
                                                ========     ========    ========     ========
  Denominator:
     Common shares outstanding                     4,283        4,288       4,257        4,246
                                                ========     ========    ========     ========

 Basic earnings per share reported              $    .18     $    .24    $    .23     $   2.43
                                                ========     ========    ========     ========

 Diluted earnings per share:
   Numerator                                    $    781     $  1,030    $    979     $ 10,279
                                                ========     ========    ========     ========
   Denominator:
    Common shares outstanding                      4,283        4,288       4,257        4,246
    Assumed conversion of options
     and warrants                                    610          547         472          512
                                                --------     --------    --------     --------
     Common shares reported                        4,893        4,835       4,729        4,758
                                                ========     ========    ========     ========

 Diluted earnings per share reported            $    .16     $    .21    $    .21     $   2.17
                                                ========     ========    ========     ========

During the fourth quarter of 2001, the Company recorded an income tax charge of approximately $3,500,000 to adjust the tax gain on the transfer of assets and liabilities from ELXSI to BHC (see Notes 1 and 5) and provide an additional valuation allowance for net operating losses which the Company estimates will not be utilized prior to their expiration.

In addition, during the fourth quarter of 2001, the Company decided to close its operation in Moscow, Russia and recorded charges of $870,000 to adjust the carrying value of the inventory to estimated realizable value and to accrue other closure costs (see Note 4).

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the board of Directors and Stockholders of ELXSI Corporation


Our audits of the consolidated financial statements referred to in our report dated April 23, 2002 appearing under Item 14(a)(1) in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
April 23, 2002
Tampa, Florida

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       ELXSI CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                                                                     Additions/(Deductions)
                                                                --------------------------------
                                               Balance at         Charged          Charged to                           Balance
                                               Beginning         Costs and           Other           Deductions-         at End
                                               of Period          Expenses     Accounts-describe      describe         of Period
                                              ------------      ------------   -----------------    ------------      ------------
Year ended December 31, 2001
  Account deducted from assets:
     Reserve for doubtful accounts
       receivable                             $        170      $         30      $         --      $          7 (A)  $        193
                                              ============      ============      ============      ============      ============
     Inventory reserve                        $      1,190      $        839      $         --      $        143 (B)  $      1,886
                                              ============      ============      ============      ============      ============
     Deferred tax asset valuation allowance   $     11,585      $         --      $         --      $      3,619 (D)  $      7,966
                                              ============      ============      ============      ============      ============

Year ended December 31, 2000
  Account deducted from assets:
     Reserve for doubtful accounts
      receivable                              $        214      $         28      $         --      $         72 (A)  $        170
                                              ============      ============      ============      ============      ============
     Inventory reserve                        $        581      $        475      $        134 (E)  $         --      $      1,190
                                              ============      ============      ============      ============      ============
     Deferred tax asset valuation allowance   $     30,451      $         --      $         --      $     18,866 (D)  $     11,585
                                              ============      ============      ============      ============      ============

Year ended December 31, 1999
  Account deducted from assets:
     Reserve for doubtful accounts
      receivable                              $        181      $         30      $         32 (C)  $         29 (A)  $        214
                                              ============      ============      ============      ============      ============
     Inventory reserve                        $      1,295      $        218      $       (449)(E)  $        483 (B)  $        581
                                              ============      ============      ============      ============      ============
     Deferred tax asset valuation allowance   $     60,046      $         --      $         --      $     29,595 (D)  $     30,451
                                              ============      ============      ============      ============      ============

(A)  Uncollectible accounts written off during 2001, 2000 and 1999.

(B)  Obsolete inventory written off during 2001, 2000 and 1999.

(C)  Bad debt recoveries.

(D) Change in estimate related to future net operating loss and tax credit usage and various changes in timing differences associated with tax to book benefits.

(E)  Adjustment for system over-allocation of burden on inventory.

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation ("Cadmus") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed November 13, 1992 (File No 0-11877)).

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants, Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.3 Side Letter to the Family Restaurant Sale and Purchase Agreement between Marriott and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.4 Assignment and Guaranty of Family Restaurants Sale and Purchase Agreement and Side Letter, between the Company, Marriott and ELXSI dated June 29, 1991. (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.6 Real Estate Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.7 Agreement Concerning Massachusetts and Connecticut Liquor Licenses between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 0-11877)).

2.8 Contribution Agreement, dated as of December 29, 2000, by and among ELXSI, Bickford's Holdings Company, Inc. and Bickford's Family Restaurants, Inc., including forms of intercompany notes issued to ELXSI and Certificate of Designations for preferred stock issued to ELXSI. (Incorporated herein by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-11877)).

3.1        Restated  Certificate of Incorporation of the Company,  as amended.
           (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 27, 1992. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.2 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.3 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.4 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.5 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.6 Form of Third Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

4.7 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and Continental Illinois Equity Corporation. (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-11877)).

4.8 Exercise of Option and Assignment of Registration Rights executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit
           4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

4.9 Amended and Restated Loan and Security Agreement, dated as of December 30, 1996, between ELXSI and Bank of America Illinois. (Incorporated herein by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-11877)).

4.10 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 1997, between ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.11 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of December 29, 2000, between ELXSI and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-11877)).

4.12 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of May 15, 2001 (Incorporated herein by reference to Exhibit
           4.24 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2001 (File No. 1-11877)).

4.13 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of August 23, 2001 (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2001 (File No. 1-11877)).

4.14 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 14, 2001.

4.15 Amended and Restated Loan and Security Agreement, dated as of April 22, 2002 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A.

4.16 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.17 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.18 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 0-11877)).

4.19 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.20 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.21 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-11877)).

4.22 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 0-11877)).

4.23 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

4.24 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 0-11877)).

10.1 The Company's 1987 Incentive Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

10.2 The Company's 1987 Supplemental Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-11877)).

10.3 The Company's 1993 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

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

10.9 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 Registration No. 333-33300).

10.10 The Company's 2001 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 2001 (File No. 0-11877).

10.11 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.12 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.13 Letter agreement dated November 30, 2001 between ELXSI and the management of the Bickford's Division holding rights under the ELXSI 1991 Phantom Stock Option Plan setting forth the amounts and timing of payments thereunder as a result of the exercise of rights thereunder.

10.14 Non-Qualified Stock Option Agreement issued to Robert C. Shaw for the purchase of 12,500 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.15 Non-Qualified Stock Option Agreement issued to Farrokh K. Kavarana for the purchase of 10,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1994 (File No. 0-11877)).

10.16 Non-Qualified Stock Option Agreement issued to Kevin P. Lynch for the purchase of 20,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.17 Non-Qualified Stock Option Agreement issued to Alexander M. Milley for the purchase of 30,000 shares of Common Stock, dated October 30, 1992. (Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.18 Management Agreement between Winchester National, Inc. (d/b/a M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-11877)).

10.19 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and Milley Management Incorporated ("MMI"). (Incorporated herein by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.20 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.21 Assignment to Cadmus ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.22 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 0-11877)).

10.23 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-11877)).

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing. (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-11877)).

10.25 Letter Agreement dated December 8, 2000, from the Company to ELX further extending the term of the foregoing to December 8, 2003 and increasing the amount to $1,472,074 (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.26 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,606,278, amending and restating the foregoing Promissory Note (as so amended) of ELX.

10.27 Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect to the Company's Common Stock).

10.28 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959. (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.29 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,362,489, amending and restating the foregoing Promissory Note (as so amended) of ELX.

10.30 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 0-11877)).

10.31 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.32 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-11877)).

10.33 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.34 Form of $2,000,000 Secured Promissory Note of Cadmus payable to ELXSI, dated June 27, 1997. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.35 Letter agreement dated June 25, 1999 from ELXSI to Cadmus extending the term of the foregoing Secured Promissory Note. (Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.36 Amended and Restated Secured Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $2,000,000, amending and restating the foregoing Secured Promissory Note (as so amended) of Cadmus.

10.37 Form of Promissory Note of Cadmus payable to ELXSI, dated December 28, 2000, in a maximum amount of $10,000,000 Note. (Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-11877)).

10.38 Amended and Restated Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $7,003,364, amending and restating the foregoing Promissory Note of Cadmus (as so amended).

10.39 From of guaranty instrument executed by Alexander M. Milley in relation to the above two notes. (Incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file No. 0-11877)).

10.40 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by ELX to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

10.41 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Cadmus to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

10.42 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Alexander M. Milley, MMI and Winchester National, Inc. to secure the above-referenced amended and restated promissory notes of ELX and Cadmus.

4.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file No. 0-11877)).

23.1       Consent of PricewaterhouseCoopersLLP