Form 10-K/A
period 2001-12-31
ELXSI CORP /DE//
filed 2002-04-30
CIK 712843

----------------------------------------------
                 ----------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM      TO      .

                         COMMISSION FILE NUMBER: 0-11877

                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                     77-0151523
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

3600 RIO VISTA AVENUE, SUITE A, ORLANDO, FL                              32805
-------------------------------------------                           ----------
 (Address of Principal Executive Offices)                             (Zip Code)

                                  407-849-1090
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
   COMMON STOCK, $0.001 PAR VALUE, and associated Common Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 15, 2002, as reported by The Nasdaq Stock market was approximately $22,728,000. On March 15, 2002, the Registrant had outstanding 4,027,997 shares of Common Stock.

                 ----------------------------------------------
                 ----------------------------------------------

                                    PART III

ITEM 10. Directors and Executive Officers of the Company

         Set forth below is certain biographical information regarding the directors and executive officers of ELXSI Corporation (the "Company"), some of whom hold positions with the Company's wholly-owned subsidiary, ELXSI ("ELXSI"), the Company's Bickford's Family Restaurants Operations ("Bickford's") and/or ELXSI's Cues Division ("Cues"). Each individual's biographical information was furnished by him to the Company.


          Name                 Age                      Position
          ----                 ---                      --------

Alexander M. Milley(1)(2)       49      Chairman, President and Chief Executive
                                        Officer of the Company and ELXSI;
                                        President and Chief Executive Officer of
                                        Cues
Farrokh K. Kavarana(2)(3)       57      Director
Kevin P. Lynch(1)               43      Director; Vice President of the Company
                                        and ELXSI
Denis M. O'Donnell(2)(3)        48      Director
Robert C. Shaw(1)(3)            49      Director, Vice President of the Company
David M. Doolittle              40      Chief Financial Officer of the Company,
                                        Bickford's and Cues; Vice President,
                                        Treasurer and Secretary of the Company
                                        and ELXSI
Daniel E. Bloodwell             51      Vice President of ELXSI; President of
                                        Bickford's

--------------------
(1)      Member of the Executive Committee of the Board.
(2)      Member of the Compensation Committee of the Board.
(3)      Member of the Audit Committee of the Board.

         Alexander M. Milley became Chairman of the Board of Directors and Chief Executive Officer of the Company on September 25, 1989 and was elected President of the Company in August 1990. He serves in the same positions for ELXSI and is also President and Chief Executive Officer of Cues. Mr. Milley is the founder, President, sole director and majority shareholder of Milley Management Incorporated ("MMI"), a private investment and management consulting firm. Mr. Milley is also the President of Cadmus Corporation ("Cadmus"), another private investment and management consulting firm that is the former owner of Cues and with which ELXSI has a management agreement. See Item 13, "Certain Relationships and Related Transactions - Management Agreement," below. From August 1985 to May 1986, Mr. Milley was Chairman of Neoax, Inc., now an environmental services company known as Envirosource, Inc. and then a diversified custom vehicle and precision metal manufacturing company. Mr. Milley was Senior Vice President-Acquisitions from December 1983 until July 1986 of The Dyson-Kissner-Moran Corporation, a private investment company. Mr. Milley is also a director of Molecular Diagnostics, Inc. ("Molecular"), which develops cost-effective, laboratory-based and point-of-care screening systems to assist in the early detection of cervical, gastrointestinal and other cancers, and Chairman of the Board of Azimuth Corporation ("Azimuth"), which is the nation's leading specialty fuse distributor and a designer and manufacturer of trade-show exhibits and similar installations. Cadmus and Azimuth are significant stockholders of the Company. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," below.

         Farrokh K. Kavarana became a director of the Company on September 25, 1989. He is currently the Executive Chairman of Tata Infotech Ltd. and Chairman of Tata AIG Life Insurance Company Ltd. as well as Tata AIG General Insurance Company Ltd. Between 1994 and March 2001 he was an Executive Director of the Tata Engineering and Locomotive Company Limited (TELCO), a member of the Tata Group of India. Prior to that he had been Vice-Chairman and Managing Director of Tata International AG, an international holding company that owns the Tata Group's overseas holdings and investments. Mr. Kavarana is a director of numerous non-U.S. companies, including Tata Industries Ltd., Tata Sons Ltd. of India, Tata International AG, Switzerland, and Tata Technologies Pte. Ltd., Singapore (formerly Tata-ELXSI). Mr. Kavarana is affiliated with the Tata Group, whose overseas affiliates are controlling shareholders of Aggel Enterprises, Ltd., an investment holding company. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," below.

         Kevin P. Lynch became a director of the Company on September 25, 1989 and has served as Vice President of the Company since September 24, 1991 and Vice President of ELXSI since June 25, 1991. He has served as a Vice President of MMI since September 1988 and of Cadmus since January 1994. From October 1986 until September 1988, Mr. Lynch was a Corporate Development executive at Macmillan, Inc.

         Denis M. O'Donnell became a director of the Company on May 23, 1996. Since 1997, he has been Managing Director of Seaside Advisors, L.L.P., an investment fund specializing in small capitalization private placements. Since 1998, Dr. O'Donnell has been a director of Novavax, Inc., a company engaged in the development of pharmaceutical products, and is now its Chairman. Prior thereto, he was a Senior Advisor to Novavax from 1997 and its President from 1995 to 1997. Dr. O'Donnell has been a director of Molecular since 1998 and, since 1999, has been a director of Columbia Laboratories, Inc., a pharmaceutical company. In 2000, Dr. O'Donnell became a director of American Bio Medica Corp., a medical diagnostics company.

         Robert C. Shaw became Vice President and a director of the Company on September 25, 1989 and Executive Vice President on December 19, 1989. He also served as Treasurer of the Company from September 1989 to January 1990. Mr. Shaw has been a Vice President of MMI since March 1989, an officer and/or director of Azimuth and/or certain subsidiaries thereof since November 1990, a director of Cadmus since January 1992 and a director of Molecular since November 1989. See
Item 13, "Certain Relationships and Related Transactions - Management Agreement," below. Prior to March 1989, he was Vice President of Berkeley Softworks Incorporated ("Berkeley") from September 1987 until March 1989. From January 1987 until September 1987 he was Vice President, and from July 1985 until January 1987 he was Director of Finance and Operations, of Ansa Software Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software.

         David M. Doolittle has served as Vice President of the Company and ELXSI since June 1991. Mr. Doolittle was elected Chief Financial Officer, Treasurer and Secretary of the Company and ELXSI in September 1999. He has been Director and Vice President of Cadmus Corporation since December 1992, Vice President of MMI since July 1995 and Vice President, Treasurer and Assistant Secretary of Azimuth since September 1999. Since February 1996, Mr. Doolittle has served as Vice President of Finance for Cues. From November 1987 to May 1991, Mr. Doolittle was an accountant at Grant Thornton, a certified public accounting firm.

         Daniel E. Bloodwell became a Vice President of ELXSI on September 24, 1991, and has served as President of Bickford's since July 1, 1991. From July 1987 to June 1991 Mr. Bloodwell was Vice President of Operations for Marriott Family Restaurants Inc., which then owned the Bickford's operations. From July 1985 to June 1987, Mr. Bloodwell was Vice President of Operations of Sizzler Restaurants, Inc.

Board Meetings

         During the year ended December 31, 2001 the Board of Directors of the Company met three times. All directors attended all of the meetings except for Mr. Kavarana, who did not attend one meeting. From time to time the Board of Directors is asked to consider and vote upon matters which may present a conflict of interest for certain members. It is the Company's practice to not disqualify any Board member from voting with respect to such matters. In bringing conflict-of-interest (as well as other) matters before the Board, management generally seeks to secure the unanimous approval of directors; such unanimous approval has been obtained on virtually all matters heretofore voted upon by present Board members.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officer of the Company and of the other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2001.


                                       Summary Compensation Table
                                       --------------------------

                                                                                        Long-Term
                                              Annual Compensation                     Compensation
                                      -----------------------------------      -------------------------
                                                                                 No. of
                                                                                Shares of
                                       Fiscal                                    Common
                                        Year                                     Stock         All Other
            Name and                   Ended                                   Underlying       Compen-
       Principal Position             Dec. 31      Salary ($)       Bonus        Options        sation
       ------------------             -------      ----------       -----        -------        ------

Alexander M. Milley                     2001         177,985           --            --            --
Chairman, President                     2000         180,947           --         2,500            --
& Chief Executive Officer               1999         150,000           --         7,500            --

Daniel E. Bloodwell                     2001         140,539           --            --            --(1)
Vice President of ELXSI,                2000         140,000       22,500           600             0(2)
President of Bickford's Division        1999         130,769       17,500         1,400        77,554(2)

David M. Doolittle                      2001         112,130           --            --            --
Chief Financial Officer,                2000         110,000           --            --            --
Treasurer & Secretary                   1999         110,000           --            --            --


--------------------

(1) Excludes approximately $1,282,460 in principal payments to be paid to Mr. Bloodwell under the Phantom Stock Option Plan as a result of his exercise of rights thereunder during 2001. See "Phantom Stock Option Plan" below.
(2) Represents an estimate by the Company of the increase during the applicable year in the value of the Phantom Stock Options held at the end of such year. See "Phantom Stock Option Plan" below.

Phantom Stock Option Plan

         In 1991, ELXSI adopted a Bickford's Phantom Stock Option Plan (the "PSO Plan"). Its only participants were Mr. Bloodwell and two present and one recently-retired Bickford's officers. At the inception of this PSO Plan, ELXSI granted to these individuals Phantom Stock Option Rights ("PSOR's"), each representing one percentage point, for an initial investment ranging from $25,000 to $40,833 (in the case of Mr. Bloodwell). Each holder of a PSOR was entitled to receive, upon exercise, a cash payment equal to (a) the product of
(i) the sum of the appraised value of Bickford's assets at the time of exercise less (x) all then existing liabilities of the Company or ELXSI related to Bickford's, including any debt incurred to acquire Bickford's, debt incurred for Bickford's-related acquisitions and debt used for the working capital needs of Bickford's, and (ii) a percentage equal to the PSOR's then held by the holder, minus (b) an exercise price of approximately $74,000 per PSOR less such holder's initial investment. On July 2, 2001, the four PSOR holders exercised in full their rights to receive payment under the PSO Plan. In November 2001, ELXSI and the holders reached an agreement that provides for them to receive $3,638,000 in the aggregate in principal payments. A deferred payment schedule was negotiated to provide for approximately three-quarters of the balance due to be paid by October 2002. The remaining principal balance is to be paid by October 1, 2003. Unpaid principal bears interest at 7% per annum. Under the agreement, Mr. Bloodwell is expected to receive approximately $1,282,460 in principal payments.

Common Stock Options

         No options to acquire common stock were granted by the Company during 2001.

         The following table presents information as to the value of unexercised in-the-money options granted under the Company's incentive stock option plans and held at year-end by the executive officers named in the above table.

                                  Aggregated Option Exercises in Last Fiscal
                                  ------------------------------------------
                                    Year and Fiscal Year-End Option Values
                                    --------------------------------------


                                                                                  Value of Unexercised In-the-
                                                     Number of Unexercised           Money Options at Fiscal
                         Shares                    Options at Fiscal Year-End             Year-End (1)
                        Acquired       Value      ----------------------------    ----------------------------
Name                   on Exercise    Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
----                   -----------    --------    -----------    -------------    -----------    -------------

Alexander M. Milley         -            -          215,000              0          314,788           $0

David M. Doolittle          -            -          118,000          9,500          170,500            0

Daniel E. Bloodwell         -            -            4,575          1,500              588            0

---------------

(1) Assumes a fair market value per share of Common Stock of $7.62, the December 31, 2001 closing price.

Employment Agreements

         In mid-1997, ELXSI and Mr. Milley entered into an Employment Agreement, dated as of June 30, 1997 (the "Milley Employment Agreement"), which, in the main: (i) provides for the employment of Mr. Milley as the Chairman of the Board, President and Chief Executive Officer of both the Company and ELXSI and as President and Chief Executive Officer of Cues, (ii) requires Mr. Milley to devote substantially his entire professional time, attention and energies (reasonable vacation, periods of illness and the like excepted) to the performance of all the duties, responsibilities and functions incident to those offices, and (iii) accordingly, places on Mr. Milley primary executive responsibility for each of the Company, ELXSI and Cues. Also in mid-1997, ELXSI and Mr. Doolittle entered into an Employment Agreement, dated as of June 30, 1997 (collectively with the Milley Employment Agreement, the "Employment Agreements"), pursuant to which Mr. Doolittle serves in various capacities with the Company, ELXSI and Cues, including Chief Financial Officer. Prior to the time that the Employment Agreements became effective, there was no formal employment or similar agreement between the Company or any of its subsidiaries and either Messrs. Milley or Doolittle (hereinafter, the "Executives"). The term of the Employment Agreements commenced on June 30, 1997, originally extended until June 30, 2005 (the "Initial Term") and can be renewed or extended with the approval of the Board of Directors of the Company and the consent of the Executive parties, on such terms and conditions as they may agree. During 1999, ELXSI, with the approval of the Board of Directors of the Company, agreed to extend the Initial Term of the Employment Agreements by two years, until June 30, 2007.

         Pursuant to the Employment Agreements, the Executives' respective base salary compensation was increased to (i) $150,000 per annum in the case of Mr. Milley and $95,000 per annum in the case of Mr. Doolittle plus (ii) an additional, cumulative 5% increase that becomes effective on each subsequent June 30 during its term. The Employment Agreements also entitle the Executives:
(a) to participate in such stock option, profit sharing and bonus plans as are made available to other senior executives of ELXSI, (b) to be covered (together with their spouses and minor children) by any and all group health, dental, life insurance and disability plans made available to senior executives of ELXSI, the Company or any of its subsidiaries or divisions generally, (c) to the use of a suitable executive company car, (d) to take four weeks of paid vacation during each year, and (e) to reimbursement for reasonable travel, lodging, entertainment, professional promotion and other appropriate business expenses incurred in the course of their duties on behalf of ELXSI, the Company or any of its subsidiaries or divisions. The Employment Agreements do not limit or restrict the right or ability of ELXSI (acting with the authorization of the Board of Directors of the Company or the Compensation Committee thereof) to grant or award other or additional compensation to the Executives, in whatever form at any time, or to limit or restrict the right or ability of ELXSI to prospectively or conditionally grant or award any such other or additional compensation.

         The Employment Agreements also provide that if an Executive's employment is terminated at any time for any reason (including by reason of a failure to renew or extend prior to the expiration of the Initial Term), then prior to (and as a condition to) such termination, ELXSI must pay to the Executive a lump-sum amount equal to: (i) the amount of base salary compensation that would have been (but for such termination) paid over the one-year period commencing with the effective date of such termination, plus (ii) if such termination is to take effect prior to the expiration of the Initial Term, the amount of base salary compensation that would have been (but for such termination) paid over the remaining Initial Term, less (iii) a present value discount calculated at an annual rate of 6% and taking into account the timing of the base salary payments that would have been made to the Executive during the remaining term of the Employment Agreement (and, in the case of the foregoing clause (i), during the one-year period commencing with the effective date of the termination) assuming (for this purpose) that the employment of the Executive under the applicable Employment Agreement had not been terminated.

         Also in the event that either Executive's employment under his Employment Agreement is terminated at any time for any reason, he (if he is alive) and his spouse and minor children shall continue, for the period of time from and after the effective date of such termination until the date specified hereinbelow, to be covered, at ELXSI's expense, by any and all insurance plans made available to senior executives of the ELXSI, the Company or any of its subsidiaries or divisions generally. Such period of time shall end: (i) in the case of a termination on or after the expiration of the Initial Term, on the earlier to occur of (x) the first anniversary of such termination and (y) the date that the Executive shall have obtained other employment with insurance benefits equivalent to (or in excess of) those provided for under this Employment Agreement; and (ii) in the case of a termination prior to the expiration of the Initial Term, on the earlier to occur of (x) June 30, 2008 and
(y) the date that the Executive shall have obtained other employment with such equivalent (or excess) insurance benefits.

         Under the Employment Agreements, the Executives agreed that during the term thereof and for a period of one year thereafter he will not engage in, or be employed or retained by or have certain other proscribed connections with, any business or enterprise that competes with any business or enterprise being pursued by the Company or any subsidiary or division thereof; provided that the foregoing will not apply to an Executive whose employment is terminated by him with good legal reason, by ELXSI without good legal cause or due to the expiration of his Employment Agreement term. The Employment Agreements also contain provisions prohibiting the disclosure or use by the Executives of non-public information confidential and/or proprietary to the Company or any of its subsidiaries or divisions.

Compensation Committee Interlocks and Insider Participation

         Throughout 2001, the Company's Compensation Committee was comprised of Messrs. Milley, Kavarana and O'Donnell. Throughout 2001, Mr. Milley also served as Chairman, President and Chief Executive Officer of the Company and ELXSI and as President and Chief Executive Officer of its Cues division. Throughout 2001, Messrs. Doolittle, Milley and Shaw all served as directors and/or executive officers of Azimuth. Messrs. Milley and Shaw were directors and/or executive officers of Molecular throughout 2001. Messrs. Milley, Shaw and Doolittle were directors and/or executive officers of Cadmus throughout 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

         As of March 15, 2002, the Company had outstanding 4,027,997 shares of Common Stock. The following table sets forth certain information regarding the ownership of the Company's Common Stock by each of the Company's directors, each of the executive officers of the Company who are named in the "Executive Compensation" section above, directors and executive officers of the Company as a group, and all those persons and entities known by the Company to be beneficial owners of more than five percent (5%) of the Common Stock, based upon information furnished by the respective beneficial owners.

                                                Common Stock of the
                                            Company Beneficially Owned
              Name                            as of March 15, 2002(1)
              ----                       --------------------------------
                                            Number of            Percent
                                             Shares              of Class
                                             ------              --------

Alexander M. Milley
3600 Rio Vista Avenue, Suite A
Orlando, Florida 32805                   2,299,014(2)              57.1%

Farrokh K. Kavarana                         66,600(3)               1.7%

Kevin P. Lynch                             142,347                  3.5%

Robert C. Shaw                              93,978                  2.3%

Denis M. O'Donnell                          47,400                  1.2%

Daniel E. Bloodwell                         13,170                  0.3%

David M. Doolittle                         121,400                  3.0%

Peter R. Kellogg
Spear, Leeds & Kellogg
120 Broadway
New York, New York 10271                   788,000(4)              19.6%

Aggel Enterprises, Ltd.
11 Duddell Street, 12th Floor
Hong Kong                                  325,940(5)               8.1%

All executive officers and
directors as a group (7 persons)         2,783,909(2)(3)           69.1%

-------------------------

(1) Numbers and percents in the table and footnotes are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). Each of the named persons and groups has sole voting and dispositive power with respect to the shares shown, except as otherwise indicated. Includes shares issuable upon exercise of stock options granted by the Company that are exercisable currently or within 60 days, as follows:
Farrokh K. Kavarana: 65,000 shares; Kevin P. Lynch: 139,150 shares; Alexander M.
Milley: 215,000 shares; Robert C. Shaw: 82,500 shares; Denis M. O'Donnell:
32,500 shares; Daniel E. Bloodwell: 4,575 shares; David M. Doolittle: 118,000 shares; and all executive officers and directors as a group: 656,725 shares. Excludes shares issuable upon exercise of stock options granted by the Company that become exercisable in more than 60 days, as follows: Kevin P. Lynch: 6,450 shares; Daniel E. Bloodwell: 1,500 shares; David M. Doolittle: 9,500 shares; and all executive officers and directors as a group: 17,450 shares.

(2) Consists entirely of: (i) 112,347 outstanding shares and 118,762 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by Eliot Kirkland L.L.C. ("EKLLC"), of which Mr. Milley is the sole manager, the President and a member; (ii) 246,505 shares held by Cadmus, of which Mr. Milley is the Chairman, President and a controlling shareholder; (iii) 590,200 shares held by ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner; (iv) 228,200 shares held by Azimuth, of which Mr. Milley is the Chairman, President and (through Cadmus) the sole holder of voting stock; and (v) 788,000 shares held by Peter R. Kellogg or other "Kellogg Persons" party to the Kellogg Standstill Agreement (see "Certain Transactions - Rights Agreement Amendment; Kellogg Standstill Agreement" below), over which

Mr. Milley has sole voting power but no dispositive power. Also includes 215,000 shares issuable upon exercise of stock options granted by the Company that are exercisable. Excludes 60,004 shares of Common Stock held by The Alexander M. Milley Irrevocable Trust I (the "Milley Trust"), a trust for the benefit of certain members of Mr. Milley's immediate family, and 150,500 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by the Milley Trust. Under Rule 13d-3, shares beneficially owned by the Milley Trust as determined thereunder are deemed not to be beneficially owned by Mr. Milley. EKLLC's, Cadmus's, ELXLP's and Azimuth's shares represent approximately 5.7%, 6.1%, 14.7% and 5.7%, respectively, of the outstanding Common Stock. MMI, of which Mr. Milley is President, sole director and majority stockholder, is a controlling stockholder of Cadmus and so may be deemed to share the voting and dispositive power with respect to shares of Common Stock held by Cadmus; consequently, MMI may be deemed to beneficially own 246,505 shares, or approximately 6.1%, of the outstanding Common Stock. The address of each of EKLLC, Cadmus, ELXLP, Azimuth and MMI is the same as that indicated above for Mr. Milley. All the shares of Common Stock held by ELXLP, and 231,505 of the shares held by Cadmus, have been pledged to the Company and ELXSI to secure the ELXLP and Cadmus promissory notes described in Item 13, "Certain Relationships and Related Transactions - Loans to Cadmus and ELXLP" below.

(3) Excludes an aggregate of 325,940 shares of Common Stock held by Aggel Enterprises, Ltd. and certain affiliated entities. Mr. Kavarana is affiliated with the controlling shareholders of Aggel Enterprises, Ltd. and its affiliates. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," below. Also excludes 3,334 shares of Common Stock issuable upon exercise of stock options held by Tata International AG, with which Mr. Kavarana is affiliated. Mr. Kavarana disclaims beneficial ownership of all of the foregoing shares.

(4) Includes: (i) 125,000 shares held by Cynthia Kellogg, Mr. Kellogg's wife; (ii) 310,500 shares held by I.A.T. Reinsurance Syndicate Ltd. ("IAT"), of which Mr. Kellogg is the sole holder of voting stock, and subsidiaries of IAT;
(iii) 200,000 shares held by the Peter R. Kellogg & Cynthia Kellogg Foundation (the "Kellogg Foundation"), of which Mr. Kellogg is a trustee; and (iv) 50,000 shares held by the NOM Trust U/W/O James C. Kellogg III (the "Kellogg Trust"), of which Mr. Kellogg is a trustee. Mr. Kellogg: (a) has sole dispositive power with respect to the shares held by IAT and shared dispositive power with respect to the shares held by Mrs. Kellogg, the Kellogg Foundation and the Kellogg Trust, and (b) disclaims beneficial ownership of all of the foregoing shares. Mr. Kellogg, Mrs. Kellogg, IAT and its subsidiaries holding Common Stock, the Kellogg Foundation and the Kellogg Trust are the current "Kellogg Persons" party to the Kellogg Standstill Agreement and, pursuant thereto, have granted to Mr. Milley an irrevocable right to vote the shares of Common Stock held by them. See
Item 13, "Certain Relationships and Related Transactions - Rights Agreement Amendment; Kellogg Standstill Agreement," below.

(5) Includes 69,784 shares owned of record or beneficially by other entities under common control with Aggel Enterprises, Ltd. Mr. Kavarana, a director of the Company, is affiliated with the controlling shareholders of Aggel Enterprises, Ltd. and its affiliates. Mr. Kavarana disclaims beneficial ownership of all shares beneficially owned by Aggel Enterprises, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Management Agreement

         In connection with its 1989 restructuring, the Company entered into a Management Agreement, dated September 25, 1989 (as amended, the "Management Agreement"), with Winchester National, Inc. ("Winchester"), a private investment and management consulting firm owned by Mr. Milley. In July 1991 the Company transferred its rights and duties under the Management Agreement to ELXSI, its wholly-owned subsidiary, and Winchester transferred its rights and duties under the Management Agreement to MMI, of which Mr. Milley is the President and the sole director and of which Mr. Milley and The Alexander M. Milley Irrevocable Trust I (the "Milley Trust"), a trust for the benefit of certain members of Mr. Milley's immediate family, are the only stockholders. The Management Agreement initially was scheduled to expire on September 30 1992; in that year MMI and ELXSI agreed to an extension of its term (i) through September 30, 1995 (the "Initial Term") and (ii) thereafter, until terminated by either party with the approval of a majority of its Board of Directors on not less than 90 days prior written notice to the other party. Effective January 1, 1994, MMI transferred its rights and obligations under the Management Agreement to Cadmus. Under an amendment entered into by ELXSI and Cadmus in 1997 (the "1997 Amendment") the date for the earliest expiration of the Initial Term was extended from September 30, 1995 to June 30, 2005, and under another amendment agreed to by ELXSI and Cadmus in 1998 the date for the earliest expiration of the Initial Term was further extended to June 30, 2007.

         Under the terms of the Cadmus management agreement, Cadmus provides ELXSI with advice and services with respect to its business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research;
(n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. It is through the Cadmus management agreement that the Company is provided the non-director services of Mr. Milley (except in his capacity as President of Cues, for which he is directly compensated by ELXSI), the Company's Chairman of the Board, President and Chief Executive Officer. In addition, Cadmus provides the Company with general administrative services, for which it did not charge the Company for 2001.

         Under the Management Agreement, the management services provider became entitled to receive, in addition to reimbursement for reasonable expenses, fee compensation commencing upon ELXSI's having first achieved operating income (as defined) of $1,250,000 for a fiscal quarter. Those fees may be discontinued following any fiscal year in which such operating income is less than $4,000,000, but shall be reinstated following the first fiscal quarter thereafter in which ELXSI again attains quarterly operating income of at least $1,250,000. Under these terms, the Management Agreement counterparty (Winchester, MMI or Cadmus) had been receiving Management Agreement fees continuously from October 1991 through December 2001. Operating income (as defined) for fiscal year 2001 was less than $4,000,000; accordingly, ELXSI discontinued paying Management Agreement fees in 2002. ELXSI will be obligated to resume payment of such fees if and when operating income exceeds $1,250,000 for any fiscal quarter ending subsequent to January 1, 2002.

         Prior to the 1997 Amendment, the fee compensation payable by ELXSI under the Management Agreement was $500,000 per annum. Pursuant to the 1997 Amendment, this compensation was increased, effective April 1, 1997, to (i) $600,000 per annum plus (ii) an additional, cumulative 5% increase that becomes effective on each April 1 during its term. Cadmus may request an increase in such fee or escalator, but any such increase must be approved by a majority of the independent directors of the Company. Management Agreement fees paid to Cadmus for the year 2001 were $721,000.

         The Management Agreement provides that if Cadmus's services under the Management Agreement are terminated at any time for any reason (including by reason of a failure to renew or extend prior to the expiration of the Initial
Term), then prior to (and as a condition to) such termination, ELXSI must pay to Cadmus a lump-sum amount equal to: (i) the amount of fees that would have been (but for such termination) paid over the one-year period commencing with the effective date of such termination, plus (ii) if such termination is to take effect prior to the expiration of the Initial Term, the amount of fees that would have been (but for such termination) paid over the remaining Initial Term, less (iii) a present value discount calculated at an annual rate of 6% and taking into account the timing of the fee payments that would have been made to Cadmus during the remaining Initial Term (and, in the case of the foregoing clause (i), during the one-year period commencing with the effective date of the termination) assuming (for this purpose) that the services of Cadmus under the Management Agreement had not been terminated. For purposes of the foregoing, ELXSI's operating income for all relevant periods will be deemed to be in excess of $4,000,000 if operating income for the full fiscal year most recently completed prior to the relevant termination was equal to or in excess of such amount.

         Each of Messrs. Milley, Shaw and Doolittle is an officer and/or director of Cadmus; Messrs. Shaw and Lynch are shareholders of Cadmus; and through MMI (a direct Cadmus stockholder), Mr. Milley is the controlling shareholder of Cadmus. See Item 10, "Directors and Executive Officers of the Company," above.

Loans to Cadmus and ELXLP

         On June 30, 1997, ELXSI loaned to Cadmus $2,000,000 to finance its purchase from Bank of America, N.A. ("BofA"), ELXSI's lending bank, of 6,517 shares of Series AAA preferred stock of Azimuth that it had issued in December 1996 under a Recapitalization Agreement to which Azimuth, its subsidiaries, BofA and ELXSI were parties. Each of Messrs. Milley, Shaw and Doolittle is an officer, director and stockholder of Azimuth and an officer and/or director of Cadmus. This loan originally matured on the second anniversary of its origination (i.e., June 30, 1999), was extended in 1999 by two years, originally required quarterly payments of interest at a rate of 15% per annum and was originally secured by a pledge of the shares of Azimuth Series AAA preferred stock financed thereby. The funds for ELXSI's loan to Cadmus were provided by BofA, under ELXSI's credit agreement. In June 2001, ELXSI agreed to further extend the maturity of this loan, to June 30, 2003. In addition, at various times during 2000 ELXSI made advances to Cadmus with funds that were provided by BofA, under ELXSI's credit agreement. These advances, totaling approximately $6,732,000, bear interest at ELXSI's cost of funds (under its BofA credit agreement) plus 2%. During 2001, Cadmus paid $700,000 of interest on these loans.

         In December 1994, the Company made a three-year loan of $1,155,625 to ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner and Messrs. Lynch, Shaw and Doolittle are limited partners, to finance ELXLP's exercise of an option to purchase 369,800 shares of Common Stock from The Airlie Group, L.P. In December 1996, the Company made another three-year loan to ELXLP, of $909,150, utilized by it to exercise an option to purchase 110,200 shares of Common Stock held by BankAmerica Capital Corporation ("BACC"), an affiliate of BofA, and to purchase from BACC an additional 110,200 shares of Common Stock. Funding for these loans were obtained by the Company through ELXSI's credit agreement with BofA. Both Company loans to ELX required no principal or interest payments until their respective maturity dates and bear interest at a rate equal to the Company's cost of funds (under ELXSI's BofA credit agreement) plus 0.5%. In December 1997, the Company agreed to a three-year extension of its 1994 loan to ELXLP, and ELXLP paid in full all interest accrued on such loan through the original maturity date, totaling approximately $330,000. In December 1999, the Company agreed to a three-year extension of its 1996 loan to ELXLP and to the capitalization of the interest then accrued thereon. In December 2000, the Company agreed to a further three-year extension of its 1994 loan to ELXLP and to the capitalization of the interest then accrued thereon.

         Effective December 31, 2001, the terms of the promissory notes of Cadmus and ELXLP delivered to the Company and ELXSI in connection with each of these loans were amended. Pursuant to these amendments (among other things), all unpaid interest thereunder (approximately $271,000 in the case of Cadmus and $346,000 in the case of ELXLP) were added to principal, and the maturity dates were extended to April 1, 2005, with no payments scheduled prior to that date. The Company also required new security for these notes and, accordingly, Mr. Milley, Cadmus, ELXLP, MMI (of which Mr. Milley is the President, sole director and majority shareholder) and Winchester (of which Mr. Milley is an officer, director and sole shareholder) granted guarantees of each of these notes and entered into Pledge and Security Agreements by which they pledged certain equity securities and brokerage account interests, including 821,705 shares of Common Stock of the Company, as collateral security for Cadmus's and ELXLP's obligations thereunder. Also pursuant to these amendments, the Company and ELXSI agreed that payments under these notes could be made in cash or by the surrender of (among other things) shares of Common Stock of the Company, in which event the Board of Directors of the Company will determine the value thereof to be applied in reduction of the indebtedness paid.

Rights Agreement Amendment; Kellogg Standstill Agreement

         In 1997, the Company entered into a Rights Agreement, dated as of June 4, 1997 (as amended, the "Rights Agreement"), with Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), pursuant to which (among other things) the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right (each, a "Right") for each share of Common Stock outstanding at the opening of business on June 16, 1997. All shares of Common Stock issued on or after such date also have or will have one attached Right. Generally speaking, each Right will detach from the Common Stock, and become exercisable at $25.00 for shares of Common Stock having twice that value, ten business days after (a) the public announcement that any person, entity or "group", together with the respective affiliates and associates thereof, has become the beneficial owner of 15% or more of the outstanding Common Stock (such a person, entity or group, an "Acquiring Person"), or (b) the commencement of a tender or exchange offer that would result in any person, entity or "group" beneficially owning 15% or more of the outstanding Common Stock (as such terms are defined, and determinations made, under applicable Commission rules); provided that the percentage applicable to Mr. Milley and other "Milley Group Members" (as defined in the Rights Agreement, and which includes Azimuth, Cadmus, Eliot Kirkland L.L.C., ELXLP and MMI) is 35%.

         In January 1999, after Peter R. Kellogg disclosed to the Company that he and certain related persons and entities, in the aggregate, owned in excess of 650,000 shares of Common Stock, they commenced negotiations that culminated in the entering into by: (a) the Company and the Rights Agent of a Rights Agreement Amendment, dated as of March 16, 1999 (the "Rights Agreement Amendment"), and (b) the Company, Alexander M. Milley, Mr. Kellogg and such related persons and entities (who are identified in footnote 4 to the table in
Item 12, "Security Ownership of Certain Beneficial Owners and Management," above) (collectively with Mr. Kellogg, the "Kellogg Persons"), of a Standstill Agreement, dated as of March 16, 1999 (the "Kellogg Standstill Agreement").

         The most significant amendments to the Rights Agreement effected under the Rights Agreement Amendment were certain modifications to the definition of "Acquiring Person" that, in essence: (a) permit "Kellogg Group Members" (as defined in the Rights Agreement Amendment, and which includes all the present Kellogg Persons), under certain circumstances and subject to certain limitations, to beneficially own in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement (the "Kellogg Rights Agreement Amendments"), and (b) exclude from the determination of the Milley Group Members' beneficial ownership of Common Stock shares beneficially owned by Kellogg Group Members or by other Peter R. Kellogg-related persons and entities that are within the definition therein of "Kellogg Related Persons" that may, under applicable Commission rules, be deemed to be beneficially owned by Mr. Milley by virtue of the Kellogg-to-Milley Proxy granted pursuant to the Kellogg Standstill Agreement and described hereinbelow. The limited in-excess-of-15% permission granted to Kellogg Group Members under the Rights Agreement Amendment is embodied in the definition therein of "Kellogg Group Member Limit", which is the greater of: (i) 1,000,000 shares of Common Stock (subject to adjustment for stock splits, stock dividends, etc.) less the number of shares of Common Stock beneficially owned by all Kellogg Related Persons and all of their respective affiliates and associates, and (ii) 15% of the outstanding Common Stock; provided that if at any time it is established that any Kellogg Group Member or any affiliate or associate of any Kellogg Group Member who is a beneficial owner of Common Stock acquired those securities with the purpose or effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, then the foregoing clause (i) will no longer be effective and the "Kellogg Group Member Limit" will be 15% of the outstanding Common Stock. Under the Kellogg Standstill Agreement, the Kellogg Persons have represented and warranted that their shares of Common Stock were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect.

         The determination by the Board of Directors of the Company to implement the Kellogg Rights Agreement Amendments was based upon, in part, the representations, warranties, covenants and agreements of the Kellogg Persons under the Kellogg Standstill Agreement. Consistent therewith, the Rights Agreement Amendment provides that in the event that at any time any Kellogg Person is in breach of or default under the Kellogg Standstill Agreement, the effectiveness of the Kellogg Rights Agreement Amendments may, at the election of the Company, be suspended or terminated. Under the Kellogg Standstill Agreement, the Company has agreed that, for so long as there is not any breach of or default under the Kellogg Standstill Agreement on the part of any Kellogg Person, it will not suspend or terminate any of the Kellogg Rights Agreement Amendments, terminate the Rights Agreement Amendment or take any other action having the purpose or effect of modifying or altering the Kellogg Rights Agreement Amendments.

         Under the Kellogg Standstill Agreement, the Kellogg Persons have agreed that if after the date thereof any Kellogg Group Member or any affiliate or associate thereof who (in each case) is not already a "Kellogg Person" party thereto purchases or otherwise acquires any shares of Common Stock or other voting securities of the Company ("Other Voting Securities"), that person or entity will promptly thereafter take the actions specified therein to become a "Kellogg Person" party to the Kellogg Standstill Agreement.

         Pursuant to the Kellogg Standstill Agreement, each Kellogg Person has irrevocably constituted and appointed Mr. Milley the attorney-in-fact and proxy of such Kellogg Person, with full power of substitution, to vote all shares of Common Stock and Other Voting Securities which such Kellogg Person is entitled to vote at any annual or special meeting of the stockholders of the Company, and to express consent or dissent to any corporate action in writing without a meeting of the stockholders of the Company, in such manner as Mr. Milley or his substitute may determine (the "Kellogg-to-Milley Proxy"). The Kellogg-to-Milley
Proxy: (a) is stated to be coupled with an interest and irrevocable; (b) covers any and all shares of Common Stock and Other Voting Securities owned by any Kellogg Person, whenever acquired; and (c) will remain in effect for so long any Rights are outstanding under the Rights Agreement. No Kellogg Person may grant any proxy or power of attorney to any person or entity which conflicts with the Kellogg-to-Milley Proxy.

         Under the Kellogg Standstill Agreement, the Kellogg Persons have granted to Mr. Milley certain rights of first refusal over any shares of Common Stock or Other Voting Securities owned by them that they may determine to sell or otherwise dispose of, subject to certain exceptions. Mr. Milley has the right to designate a different person or entity to effect the purchase of any such shares or Other Voting Securities as to which such rights may be exercised.

         Under the Kellogg Standstill Agreement, each Kellogg Person has agreed that, unless and to the extent otherwise consented to in writing by the Company, such Kellogg Person will not: (a) solicit proxies with respect to any Common Stock or Other Voting Securities, actively oppose any action approved by a majority of the Continuing Directors (as defined in the Rights Agreement) of the Company, or become a "participant" in any "election contest" relating to the election of directors of the Company; (b) propose, make or initiate, or solicit stockholders of the Company for the approval of, one or more stockholder proposals; (c) propose, or make, initiate or solicit any proposals from, or provide any information or participate in any discussions or negotiations with, or otherwise cooperate in any way with or assist, any person or entity concerning any merger, consolidation, other business combination, tender or exchange offer, recapitalization, liquidation or dissolution or any purchase or other acquisition or sale or other disposition of assets (other than in the ordinary course of business) or shares of capital stock of the Company or any of its subsidiaries or divisions or any similar transaction involving the Company or any subsidiary or division of the Company or any subsidiary; (d) take any other action for the purpose of or with the effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect; (e) form, join or in any way participate in any "group" with respect to any securities of the Company (except a group consisting entirely of Kellogg Group Members, Kellogg Related Persons, Milley Group Members and/or their respective affiliates or associates); or (f) induce, attempt to induce, encourage or solicit, or cooperate with, any other person or entity to do any of the foregoing.

         Under the Kellogg Standstill Agreement, if after the date thereof any Kellogg Related Person or any affiliate or associate thereof acquires any additional shares of Common Stock or Other Voting Securities, that person or entity must promptly thereafter take the actions specified therein in order to make applicable to such shares the Kellogg-to-Milley Proxy, the above-described rights of first refusal and the covenants and agreements described in the immediately preceding paragraph hereof.

         Under the Kellogg Standstill Agreement, Peter R. Kellogg indemnifies the Company, Mr. Milley, the other Milley Group Members and their respective officers, directors, employees, agents, professional advisors and controlling persons, for the period of time specified therein, from and against any and all Losses (as defined therein) incurred or suffered by any of them as a result of or arising out of or in connection with the Rights Agreement Amendment and/or Kellogg Standstill Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELXSI CORPORATION



Date:  April 30, 2002                  By: /s/ KEVIN LYNCH
                                           --------------------
                                           Kevin Lynch
                                           Vice President