Form 10-Q
period 2002-03-31
ELXSI CORP /DE//
filed 2002-05-15
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------


                         Commission file number    0-11877
                                               --------------

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


On May 9, 2002, the registrant had outstanding 4,027,997 shares of Common Stock, par value $0.001 per share.

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

Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are: the demand for the Company's products and services and other market acceptance risks; the presence in the Company's markets of competitors with greater financial resources, and the impact of competitive products and services and pricing; the loss of any significant customers or group of customers; general economic and market conditions nationally and (in the case of Bickford's) in New England; the ability of Cues to develop new products; capacity and supply constraints or difficulties; the emergence of future opportunities; the Company's ability to collect certain related party notes receivable; changes in the value of certain investments pledged to secure related party receivables; the Company's ability to obtain new financing necessary to replace outstanding borrowings before they mature in less than one year; the Company's ability to meet certain covenant requirements under its borrowing agreements; the ability of the Company to utilize its deferred tax assets; the Company's ability to collect outstanding accounts receivable; the effects of the Company's accounting policies; and the impact of new accounting pronouncements.

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                       March 31,    December 31,
                                                         2002          2001
                                                      -----------   -----------
                                                       Unaudited
Current assets:

     Cash and cash equivalents                        $     1,109   $     1,194

     Accounts receivable, net                               5,378         6,116

     Income taxes receivable                                  334         1,630

     Inventories                                           14,142        14,734

     Prepaid expenses and other current assets                344           450

     Deferred tax asset                                     3,879         3,879
                                                      -----------   -----------

         Total current assets                              25,186        28,003

Property, buildings and equipment, net                     33,931        34,588

Intangible assets, net                                      4,970         4,989

Deferred tax asset - noncurrent                            10,875        10,140

Deferred charge                                             9,425         9,913

Other                                                         768           821
                                                      -----------   -----------

         Total assets                                 $    85,155   $    88,454
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         2002          2001
                                                      -----------   -----------
                                                       Unaudited
Current liabilities:
     Accounts payable                                 $     2,645   $     2,585
     Accrued expenses                                       6,533         6,399
     Capital lease obligations - current                      109           105
     Current portion of long-term debt                     15,455        18,953
     Other current liabilities                              2,728         2,728
                                                      -----------   -----------
         Total current liabilities                         27,470        30,770

Capital lease obligations - non current                       998         1,011
Long-term debt                                                391           404
Other non current liabilities                                 910           910
                                                      -----------   -----------

         Total liabilities                                 29,769        33,095
                                                      -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                            --            --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding--4,027,997
         at March 31, 2002 and
         December 31, 2001                                      4             4
   Additional paid-in capital                             221,246       221,246
   Notes receivable - related parties                     (11,972)      (11,972)
   Accumulated deficit                                   (153,424)     (153,414)
   Accumulated other comprehensive income                    (468)         (505)
                                                      -----------   -----------

         Total stockholders' equity                        55,386        55,359
                                                      -----------   -----------

         Total liabilities and stockholders' equity   $    85,155   $    88,454
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                     -------------------------
                                                        2002          2001
                                                     -----------   -----------


Net sales                                            $    25,282   $    24,101

Costs and expenses:
     Cost of sales                                        21,315        20,586
     Selling, general and administrative                   2,562         2,757
     Depreciation and amortization                         1,118         1,170
                                                     -----------   -----------

Operating income (loss)                                      287          (412)

Other income (expense):
     Interest income                                          --           332
     Interest expense                                       (433)         (339)
     Other (expense) income                                  (14)            1
                                                     -----------   -----------

Loss before income tax benefit                              (160)         (418)

Income tax benefit                                           150           158
                                                     -----------   -----------

Net loss                                                     (10)         (260)

Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment                    (7)          (33)
   Adjustment for cash flow hedge                             44            --
                                                     -----------   -----------

Comprehensive income (loss)                          $        27   $      (293)
                                                     ===========   ===========

Net loss per common share:
     Basic                                           $        --   $      (.06)
                                                     ===========   ===========
     Diluted                                         $        --   $      (.06)
                                                     ===========   ===========

Weighted average number of common
  and common equivalent shares:
       Basic                                               4,028         4,089
                                                     ===========   ===========
       Diluted                                             4,028         4,089
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                                           Accumulated
                                           Common Stock          Additional      Related       Accum-         Other
                                     -------------------------     Paid-In-       Party        ulated      Comprehensive
                                       Shares        Dollars       Capital        Notes        Deficit     Income (Loss)
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001           4,027,997   $         4   $   221,246   $   (11,972)  $  (153,414)  $      (505)
Foreign currency translation
   adjustment, net of tax                     --            --            --            --            --            (7)
Adjustment to recognize fair value
   of cash flow hedge, net of tax             --            --            --            --            --            44
Net loss                                      --            --            --            --           (10)           --
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2002              4,027,997   $         4   $   221,246   $   (11,972)  $  (153,424)  $      (468)
                                     ===========   ===========   ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Cash flows provided by (used in) operating activities:
Net loss                                                     $       (10)  $      (260)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                 1,118         1,170
     Amortization of deferred debt costs                              74            45
     Loss on disposal of equipment                                   (14)           --

(Increase) decrease in assets:
     Accounts receivable                                             738          (143)
     Income tax receivable                                         1,296            --
     Inventories                                                     592          (876)
     Prepaid expenses and other current assets                       106          (148)
     Deferred tax asset                                             (735)         (158)
     Deferred charge                                                 488            --
     Other                                                            42           (95)
(Decrease) increase in liabilities:
     Accounts payable                                                 60           (62)
     Accrued expenses                                                134        (2,449)
                                                             -----------   -----------
     Net cash provided by (used in) operating activities           3,889        (2,976)
                                                             -----------   -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment                   (428)         (559)
     Investment in notes receivable - related party                   --          (256)
                                                             -----------   -----------
       Net cash used in investing activities                        (428)         (815)
                                                             -----------   -----------

Cash flows (used in) provided by financing activities:
     Net borrowings (payments) on line of credit                  (3,447)        6,472
     Payments of long-term debt                                      (64)          (66)
     Purchase of Common Stock                                         --        (1,064)
     Proceeds from exercise of Common Stock
         options                                                      --            22
     Payment of deferred bank fee                                    (26)          (61)
     Principal payments on capital lease obligations                  (9)          (14)
                                                             -----------   -----------
     Net cash (used in) provided by financing activities          (3,546)        5,289
                                                             -----------   -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  --------------------------
                                                      2002          2001
                                                  ------------   -----------

(Decrease) increase in cash and cash equivalents   $       (85)  $     1,498

Cash and cash equivalents, beginning of period           1,194           379
                                                   -----------   -----------

Cash and cash equivalents, end of period           $     1,109   $     1,877
                                                   ===========   ===========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Income taxes                                   $       260   $     1,900
    Interest                                               361           322


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.  The Company

General. ELXSI Corporation (together with its subsidiary, the "Company") operates principally through its two wholly-owned subsidiaries, ELXSI, a California corporation ("ELXSI"), and Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of a restaurant chain in New England and an equipment manufacturer in Orlando, Florida.

Restaurant Operations. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

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

As of March 31, 2002 ELXSI operates 67 Bickford's Restaurants (the "Restaurants" or "Restaurant Operations").

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

Recent Accounting Pronouncements

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the prior, undiscounted cash flow policy utilized by the Company. In connection with the adoption of FAS 142, the Company's conclusions about the valuation and recoverability of goodwill may change. The new approach may result in impairment charges and reductions in the carrying amount of goodwill on its consolidated balance sheets. As a result, the Company may be subject to earnings volatility if additional goodwill impairment occurs at a future date. The Company is in the process of performing the goodwill evaluation required under FAS 142 and accordingly, has not yet determined the extent of any impact.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which became effective beginning with the Company's first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 had no impact on the consolidated financial statements.

On April 30, the Financial Accounting Standards Board issued FAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

Note 2.  Basis of Presentation.

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of March 31, 2002, and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3. Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted-average number of shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised. The weighted average number of shares used in calculating basic loss per share were 4,028,000 and 4,089,000 for the three months ended March 31, 2002 and 2001, respectively. Options and warrants to purchase an aggregate 1,196,000 and 1,201,000 shares of common stock at March 31, 2002 and 2001, respectively, were not included in the diluted loss per share calculations for the three months then ended since the effect would be antidilutive.

Note 4.  Accounts Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes. Under the new, restructured notes, approximately 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies and other assets held by Mr. Milley and these related companies. All interest and principal payable under these notes is due on the maturity date at rates previously in existence. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at March 31, 2002 and December 31, 2001 has been reflected in the equity section of the consolidated balance sheet as a contra-equity. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5.  Composition of Inventory.

Inventory is summarized in the following table.
                                                     March 31,      December 31,
                                                       2002            2001
                                                    -----------     -----------
Inventories:
     Raw materials and finished goods               $ 9,106,000     $ 8,506,000
     Work in process                                  5,036,000       6,228,000
                                                    -----------     -----------
                                                    $14,142,000     $14,734,000
                                                    ===========     ===========

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

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last annual report on Form 10-K for the year ended December 31, 2001. The "Other" lines include corporate related items; results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the three months ended March 31, 2002 and March 31, 2001 is summarized in the following table.

                                                   2002               2001
                                               -------------      -------------
Revenues from external customers:
     Restaurants                               $  16,898,000      $  17,781,000
     Equipment                                     8,384,000          6,320,000
                                               -------------      -------------
                                               $  25,282,000      $  24,101,000
                                               =============      =============
Segment (loss) profit:
     Restaurants                               $     225,000      $    (143,000)
     Equipment                                       184,000             66,000
     Other                                          (122,000)          (335,000)
                                               -------------      -------------
                                               $     287,000      $    (412,000)
                                               =============      =============
Segment assets:
     Restaurants                               $  35,579,000      $  33,440,000
     Equipment                                    26,706,000         25,779,000
     Other                                        22,870,000         45,849,000
                                               -------------      -------------
                                               $  85,155,000      $ 105,068,000
                                               =============      =============

There were no inter-segment sales or transfers during the first three months of 2002 or 2001. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other" assets consists principally of the accounts and notes receivable from related parties, interest receivable, the deferred tax asset and the other prepaid asset.

Note 7.  Long-Term Debt.

Under the terms of its line of credit and term loan agreement with Bank of America ("BofA"), the Company is required to meet certain financial and other qualitative covenants, including the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio and restrictions on capital expenditures. At December 31, 2001, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants, and therefore was in default under the provisions of this credit agreement. On April 22, 2002, the Company obtained a waiver from BofA for the covenant violations under an Amended and Restated Loan and Security Agreement (the "New Credit Agreement") with BofA. The New Credit Agreement includes the following terms, which represent changes from the prior credit agreements: (1) an additional $1,000,000 term loan principal payment on or before August 31, 2002; (2) interest at BofA's prime rate plus 2%; (3) acceleration of the maturity date from December 31, 2003 to January 1, 2003; (4) the requirement to terminate the Company's interest rate swap with BofA; and (5) acceleration of the maturity date of the Company's IDB bonds from September 2012 to January 1, 2003.

The Company was in compliance with the revised terms and covenants of the New Credit Agreement as of March 31, 2002; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The Company's consolidated financial statements at December 31, 2001 included a report of independent certified public accountants, which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement and IDB bonds prior to January 1, 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay the amounts due thereunder, the Company believes several options are available to generate additional liquidity.

Note 8.  Derivative Instrument.

The Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a 7.5% fixed rate of interest on $7 million of variable interest rate loans under ELXSI's bank line of credit through March 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution. During the three months ended March 31, 2002, the Company recorded a net gain of $44,000, net of tax of $25,000, in "Other comprehensive income (loss)" related to this cash flow hedge. The Company terminated the interest rate swap agreement in April 2002 in conjunction with the execution of the New Credit Agreement, resulting in a termination payment of approximately $112,000. This impact of the termination has not been included in the consolidated financial statements as of March 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST QUARTER 2002 RESULTS TO FIRST QUARTER 2001 RESULTS

The first quarter sales increased $1,181,000, gross profit increased $452,000, selling, general and administrative expense decreased $195,000 and depreciation and amortization decreased $52,000, resulting in an operating income increase of $699,000. Interest expense increased by $94,000, interest income decreased by $332,000, other expense increased by $15,000 and income tax benefit decreased by $8,000. The Company recorded a net loss of $10,000 in the first quarter of 2002 compared to net loss of $260,000 in the corresponding period of the prior year.

Restaurant Operations. Restaurant sales decreased by $883,000, or 5.0%, and gross profit increased by $401,000, or 27.2%, in the first quarter of 2002 compared to the same period in the prior year. The sales decrease was mainly due to a decrease in same store sales of $660,000, or 4.1%, a decrease in sales due to closed and non-comparable Restaurants of $115,000 and a decrease in sales at new Bickford's Restaurants of $107,000. Customer counts at Restaurants operated in both periods decreased 10.3% primarily due to the continuing effect of the economy, new competition and the implementation of local non-smoking regulations in additional communities during the first quarter of 2002.

Offsetting the effect of the sales decrease was a 2.8% increase in the gross profit percentage from 8.3% to 11.1%. As a result, Restaurant gross profit increased by $401,000, or 7.2%, in the first quarter of 2002 compared to the same period in 2001. The increase in the gross profit percentage was mainly the result of a decrease in food costs and variable costs as percentages of sales. Food costs decreased primarily as a result of the Company's selectively changing certain food products and vendors, resulting in lower costs while maintaining quality. The decrease in variable costs resulted from lower utility and snow removal costs related to the milder winter weather in the first quarter of 2002 compared to the same period in 2001.

Restaurant selling, general and administrative expense increased by $50,000, or 8.1%, during the first quarter of 2002 compared to the same period in the prior year. There were no individually significant items that made up the increase during the quarter.

Restaurant depreciation and amortization decreased by $17,000, or 1.7%, during the first quarter of 2002 compared to the same period in the prior year.

As a result of the above items, operating income increased by $368,000 in the first quarter of 2002 compared to the first quarter of 2001.

Cues Division. Cues's sales increased by $2,064,000, or 32.7%, in the first quarter of 2002 compared to the same period in the prior year. The sales increase resulted mainly from an increase in sales of truck-mounted systems. However, further decreases in the gross profit percentage due to competitive pricing pressures limited the gross profit increase to $51,000, or 2.5% compared to the same period in the prior year.

Operating income increased by $118,000 to $184,000. Included in the increase in operating income were the effects of a decrease in selling, general and administrative expense of $32,000, or 1.8%, and a decrease in depreciation and amortization expense of $35,000, or 21.1%. The decrease in selling, general and administrative expenses in the first quarter of 2002 compared to the corresponding period in the prior year is primarily attributable to a reduction in international sales expense partially offset by an increase in domestic sales and support expense. The staffing increases in sales, manufacturing and engineering during 2001 were implemented in anticipation of achieving increased sales volume, which occurred in each of the last four quarters prior to and including the quarter ended March 31, 2002.

Corporate. Corporate general and administrative expenses decreased by $213,000, or 63.6%, during the first quarter of 2002, primarily as a result of discontinuing the Cadmus management fee due to the failure to achieve $4.0 million in operating income during 2001. The management fee can be reinstated upon achieving annual operating income of $4.0 million.

Consolidated interest expense increased by $94,000, or 27.7%, due to a higher average debt balance in 2002 partially offset by lower interest rates. Consolidated interest income decreased by $332,000 and other expense increased $15,000 in the first quarter of 2002 compared to the same period in 2001. Interest income decreased due to discontinuing the recording of interest receivable on the related party debt due from Cadmus and ELX. The principal and interest on the related party notes receivable are due in April 2005. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Income tax benefit decreased by $8,000 from $158,000 in the first quarter of 2001 to $150,000 in the first quarter of 2002. Both periods included non-cash expense resulting from calculating the deferred tax provision in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting For Income Taxes". The tax benefit in the first quarter of 2002 included a deferred tax benefit of $271,000, while the corresponding period in the prior year included deferred tax benefit of $108,000.

Loss Per Share. The loss per share for the first quarter ended March 31, 2002 was $.00 compared to a loss per share of $.06 for the first quarter ended March 31, 2001. The basic and diluted weighted average number of shares outstanding for the quarter ended March 31, 2002 and 2001 was 4,028,000 and 4,089,000, respectively. The decrease in the number of average shares results from stock repurchases during the first and second quarters of 2001. The average stock market price for the first quarter of 2002 was $8.34 compared to an average of $10.43 in the corresponding period of 2001.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at March 31, 2002 and December 31, 2001 were $1,109,000 and $1,194,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement (the "New Credit Agreement") with its lender, Bank of America, N.A. ("BofA") which contains language regarding potential "material adverse changes", which is similar to language in prior credit agreements. Due to the subjective nature of these clauses, the lender can declare the Company's primary bank credit facility to be in default and accelerate the maturity date thereof. In the event of acceleration, the Company would be required to repay principally all of its debt. As a result, PricewaterhouseCoopers LLP has indicated in their audit report for the year ended December 31, 2001, that, in the event of acceleration, it would raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to be profitable and to generate cash during 2002, which will be used to reduce its long-term debt. As of March 31, 2002, the Company had increased availability under its $15.0 million line of credit to approximately $3,886,000. In addition, management believes that it will be successful in obtaining refinancing of all of its BofA debt prior to its maturity in January 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the New Credit Agreement, management believes several other options are available to generate additional liquidity.

During the first quarter of 2002, the Company had cash flow from operations of $3,889,000. This cash flow was generated primarily from collection of tax refunds, accounts receivable and a reduction in inventory. The cash flow from operations was used to reduce the Company's line of credit by $3,447,000, purchase property, plant and equipment totaling $428,000, reduce long-term debt by $64,000, pay deferred fees of $26,000 and pay off capital leases obligations of $9,000. During the first quarter of 2002, current assets decreased by $2,817,000 primarily due to a decrease in Cues's inventory, the collection of tax refunds and reductions in accounts receivable. Current liabilities decreased $3,300,000 mainly due to a decrease in bank debt.

During the first quarter of 2001, the Company used cash in operations of $2,976,000. Borrowings on the line of credit of $6,472,000 and proceeds from stock option exercises of $22,000 funded the cash used in operations of $2,976,000, the acquisition of property, plant and equipment totaling $559,000, an increase in related party notes receivable of $256,000, payment of long-term debt of $66,000, the purchase of Common Stock of $1,064,000, payment of deferred bank fees of $61,000 and the payment of capital leases obligations of $14,000. During the first quarter of 2001, current assets increased by $2,665,000 primarily due to an increase in Cues inventory and Bickford's cash. Current liabilities decreased $2,511,000 mainly due to a decrease in accrued expenses.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the New Credit Agreement will be sufficient to fund operations through January 1, 2003, including interest and principal payments on bank debt and payments due under its phantom stock option plan. Management believes that the bank line of credit and term loan with BofA under the New Credit Agreement will be refinanced prior to its maturity date of January 1, 2003.

Impact of Inflation. Inflationary factors such as increases in food and labor costs directly affect the Company's operation. Many of the Restaurants' employees are paid hourly rates related to the federal minimum wage, and, accordingly, increases in the minimum wage will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's cost of sales. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2002, the Company has approximately $15.1 million in variable, market-rate based debt outstanding. A 10% increase in interest rates would result in approximately $1.5 million in additional interest expense annually based on the current borrowing levels.

                           PART II. OTHER INFROMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

                  None

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


                                                ELXSI CORPORATION
                                     -------------------------------------------
                                                   (Registrant)



Date: May 10, 2002                   /s/ ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: May 10, 2002                   /s/ DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                      Treasurer, Secretary and Chief Financial
                                      Officer (Chief Accounting Officer and
                                      Principal Financial Officer)