Form 10-Q
period 2002-06-30
ELXSI CORP /DE//
filed 2002-08-14
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to  ____________________


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

On August 9, 2002, the registrant had outstanding 4,027,997 shares of Common Stock, par value $0.001 per share.

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

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries and / or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                    June 30,      December 31,
                                                      2002            2001
                                                   -----------    -----------
                                                   (Unaudited)
Current assets:

  Cash and cash equivalents                        $     1,004    $     1,194

  Accounts receivable, less allowance for
    doubtful accounts of $177 and $193 in
    2002 and 2001, respectively                          4,346          6,116

  Income taxes receivable                                  267          1,630

  Inventories                                           14,426         14,734

  Prepaid expenses and other current assets                845            450

  Deferred tax asset                                     3,879          3,879
                                                   -----------    -----------

    Total current assets                                24,767         28,003

Property, buildings and equipment, net                  33,777         34,588

Intangible assets, net                                   1,800          4,989

Deferred tax asset - noncurrent                         11,401         10,140

Deferred charge                                          8,936          9,913

Other                                                      656            821
                                                   -----------    -----------

    Total assets                                   $    81,337    $    88,454
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,       December 31,
                                                         2002             2001
                                                      ------------    ------------
                                                      (Unaudited)
Current liabilities:
  Accounts payable                                    $      2,362    $      2,585
  Accrued expenses                                           7,219           6,399
  Capital lease obligations - current                          101             105
  Current portion of long-term debt                         14,011          18,953
  Other current liabilities                                  2,728           2,728
                                                      ------------    ------------
      Total current liabilities                             26,421          30,770

Capital lease obligations - non current                        985           1,011
Long-term debt                                                 388             404
Other non current liabilities                                  910             910
                                                      ------------    ------------

      Total liabilities                                     28,704          33,095
                                                      ------------    ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, Series A Non-voting
  Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                                --              --
 Common stock, par value $0.001 per share
    Authorized--60,000,000 shares
    Issued and outstanding -- 4,027,997
      at June 30, 2002 and
      December 31, 2001                                          4               4
 Additional paid-in capital                                221,246         221,246
 Notes receivable - related parties                        (11,972)        (11,972)
 Accumulated deficit                                      (156,331)       (153,414)
 Accumulated other comprehensive income                       (314)           (505)
                                                      ------------    ------------

      Total stockholders' equity                            52,633          55,359
                                                      ------------    ------------

      Total liabilities and stockholders' equity      $     81,337    $     88,454
                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                         2002           2001           2002           2001
                                                      ----------     ----------     ----------     ----------
Net sales                                             $   25,132     $   26,969     $   50,414     $   51,070

Costs and expenses:
  Cost of sales                                           20,614         22,255         41,929         42,841
  Selling, general and administrative                      2,720          2,860          5,282          5,617
  Depreciation and amortization                            1,091          1,173          2,209          2,343
                                                      ----------     ----------     ----------     ----------

Operating income                                             707            681            994            269

Other income (expense):
  Interest income                                             15            318             15            650
  Interest expense                                          (415)          (470)          (848)          (809)
  Other                                                      (16)           (21)           (30)           (20)
                                                      ----------     ----------     ----------     ----------

Income before income taxes                                   291            508            131             90

(Provision) benefit for income taxes                         (26)          (193)           124            (35)
                                                      ----------     ----------     ----------     ----------

Net income before cumulative effect
 of accounting change                                        265            315            255             55

Cumulative effect of accounting change
 for SFAS No. 142                                             --             --         (3,172)            --
                                                      ----------     ----------     ----------     ----------

Net income (loss)                                            265            315         (2,917)            55

Other comprehensive income (expense) net of tax:
 Foreign currency translation adjustment                     103            (58)            96            (91)
 Adjustment for cash flow hedge                               51            (46)            95            (46)
                                                      ----------     ----------     ----------     ----------

Comprehensive income (loss)                           $      419     $      211     $   (2,726)    $      (82)
                                                      ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Continued)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                 ----------------------    ----------------------
                                                    2002         2001         2002         2001
                                                 ---------    ---------    ---------    ---------
Basic net income (loss) per common share:
 Before accounting change                        $    0.07    $    0.07    $    0.07    $    0.01
 Cumulative effect of accounting change                 --           --        (0.79)          --
                                                 ---------    ---------    ---------    ---------
                                                 $    0.07    $    0.07    $   (0.72)   $    0.01
                                                 =========    =========    =========    =========

Diluted net income (loss) per common share:
 Before accounting change                        $    0.07    $    0.07    $    0.07    $    0.01
 Cumulative effect of accounting change                 --           --        (0.79)          --
                                                 ---------    ---------    ---------    ---------
                                                 $    0.07    $    0.07    $   (0.72)   $    0.01
                                                 =========    =========    =========    =========

Weighted average number of common
 and common equivalent shares:
  Basic                                              4,028        4,028        4,028        4,059
                                                 =========    =========    =========    =========
  Diluted                                            4,228        4,312        4,028        4,413
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                                                  Accumulated
                                              Common Stock           Additional       Related        Accum-          Other
                                       -------------------------      Paid-In-         Party         ulated      Comprehensive
                                         Shares         Dollars       Capital          Notes         Deficit     Income (Loss)
                                       -----------    -----------    -----------    -----------    -----------   ------------
Balance at December 31, 2001             4,027,997    $         4    $   221,246    $   (11,972)   $  (153,414)   $      (505)
Foreign currency translation
  adjustment, net of tax                        --             --             --             --             --             96
Adjustment to recognize fair value
  of cash flow hedge, net of tax                --             --             --             --             --             95
Net loss                                        --             --             --             --         (2,917)            --
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance at June 30, 2002                 4,027,997    $         4    $   221,246    $   (11,972)   $  (156,331)   $      (314)
                                       ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------
Cash flows provided by (used in) operating activities:
Net (loss) income                                               $   (2,917)    $       55
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                     2,209          2,343
   Cumulative effect of accounting change                            3,172             --
   Amortization of deferred debt costs                                 146             93
   Loss on disposal of equipment                                       (14)            46
   Deferred tax asset                                               (1,261)             1
   Deferred charge                                                     977             --

(Increase) decrease in assets:
   Accounts receivable                                               1,770           (355)
   Income tax receivable                                             1,363             --
   Inventories                                                         308           (928)
   Prepaid expenses and other current assets                          (395)          (303)
   Other                                                               230           (246)
(Decrease) increase in liabilities:
   Accounts payable                                                   (223)          (310)
   Accrued expenses                                                    820         (1,698)
                                                                ----------     ----------
   Net cash provided by (used in) operating activities               6,185         (1,302)
                                                                ----------     ----------

Cash flows used in investing activities:
   Purchase of property, building and equipment                     (1,371)        (2,374)
   Investment in notes receivable - related party                       --           (494)
   Collection of note receivable                                        10             --
                                                                ----------     ----------
    Net cash used in investing activities                           (1,361)        (2,868)
                                                                ----------     ----------

Cash flows (used in) provided by financing activities:
   Net borrowings (payments) on line of credit                      (4,843)         7,161
   Payments of long-term debt                                         (115)           (96)
   Purchase of Common Stock                                             --         (1,183)
   Proceeds from exercise of Common Stock
    options                                                             --             22
   Payment of deferred fees                                            (26)          (268)
   Principal payments on capital lease obligations                     (30)           (27)
                                                                ----------     ----------
   Net cash (used in) provided by financing activities          $   (5,014)    $    5,609
                                                                ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------

(Decrease) increase in cash and cash equivalents             (190)         1,439

Cash and cash equivalents, beginning of period              1,194            379
                                                       ----------     ----------

Cash and cash equivalents, end of period               $    1,004     $    1,818
                                                       ==========     ==========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Income taxes                                         $      265     $    2,083
  Interest                                                    764            710

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1.  The Company

General. ELXSI Corporation (together with its subsidiary, the "Company") operates principally through its wholly-owned subsidiary, ELXSI, a California corporation ("ELXSI"), and ELXSI's wholly-owned subsidiary, Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of a restaurant chain in New England and an equipment manufacturer in Orlando, Florida.

Restaurant Operations. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants located throughout Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), the Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

As of June 30, 2002, ELXSI operates 66 Bickford's Restaurants (the "Restaurants" or "Restaurant Operations").

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

Recent Accounting Pronouncements

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the prior, undiscounted cash flow policy utilized by the Company. In connection with the adoption of FAS 142, the Company tested goodwill impairment separately for each business segment. As a result of a decline in 2002 operating profits of the Cues Division, goodwill was estimated to be impaired due to the carrying value of the net assets of Cues exceeding their estimated fair value. As a result, in compliance with FAS 142, the Company recorded a loss for the cumulative effect of an accounting change related to the goodwill impairment in the amount of $3,172,000. This loss was recorded retroactively in the first quarter ended March 31, 2002. The second step of the goodwill impairment test has not been completed and any adjustment to the estimated loss shall be recognized in a subsequent reporting period. The Restaurant segment had no impairment in connection with it's unamortized goodwill and trademarks totaling $1,800,000 as of June 30, 2002. Future impairment test will be performed on the Restaurant goodwill, and as a result, the Company's earnings may be subject to volatility if additional goodwill impairment occurs at a future date.

A summary of changes in the Company's excess of cost over fair value of net assets acquired, including goodwill and trademarks, during the six months ended June 30, 2002 is as follows:

    Balance at December 31, 2001                                $  4,989,000
    Impairments of excess cost over fair value
     of net assets acquired:
      Cues Division goodwill                                      (3,172,000)
    Amortization of trademarks                                       (17,000)
                                                                ------------
    Balance at June 30, 2002                                    $  1,800,000
                                                                ============

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

In April 2002, the Financial Accounting Standards Board issued FAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 is expected to have no impact to the Company.

Note 2. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of June 30, 2002, and the results of their operations and cash flows for the three and six months ended June 30, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

Note 3. Earnings Per Share. Basic earnings or (loss) per share is calculated by dividing net income or (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to the potential dilution that could occur if options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings per share were 4,228,000 and 4,312,000 for the three months ended June 30, 2002 and 2001, respectively. Options and warrants to purchase an aggregate 1,196,000 share of Common Stock at June 30, 2002 were not included in the diluted loss per share calculations for the six months then ended since the effect would be antidilutive. For the six months ended June 30, 2001, the weighted-average number of shares used in calculating diluted earnings per share was 4,413,000.

Note 4. Accounts Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes receivable. Under the new, restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies and other assets held by Mr. Milley and these related companies. All interest and principal payable under these notes receivable is due on the maturity date at rates previously in existence. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at June 30, 2002 and December 31, 2001 has been reflected in the equity section of the consolidated balance sheet as a contra-equity. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory.

Inventory is summarized in the following table.
                                                   June 30,     December 31,
                                                     2002           2001
                                                 ------------   ------------
Inventories:
     Raw materials and finished goods            $  9,536,000   $  8,506,000
     Work in process                                4,890,000      6,228,000
                                                 ------------   ------------
                                                 $ 14,426,000   $ 14,734,000
                                                 ============   ============

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. As of June 30, 2002, the restaurant operations segment includes 66 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

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

Summarized financial information by business segment for the six months ended June 30, 2002 and 2001 is summarized in the following table.

                                                2002            2001
                                            ------------    ------------
Revenues from external customers:
  Restaurants                               $ 34,776,000    $ 36,235,000
  Equipment                                   15,638,000      14,835,000
                                            ------------    ------------
                                            $ 50,414,000    $ 51,070,000
                                            ============    ============
Segment (loss) profit:
  Restaurants                               $  1,219,000    $    376,000
  Equipment                                      241,000         513,000
  Other                                         (466,000)       (620,000)
                                            ------------    ------------
                                            $    994,000    $    269,000
                                            ============    ============
Segment assets:
  Restaurants                               $ 35,379,000    $ 34,939,000
  Equipment                                   23,240,000      26,292,000
  Other                                       22,718,000      45,078,000
                                            ------------    ------------
                                            $ 81,337,000    $106,309,000
                                            ============    ============

Summarized financial information by business segment for the three months ended June 30, 2002 and 2001 is summarized in the following table.

                                                2002            2001
                                            ------------    ------------
Revenues from external customers:
  Restaurants                               $ 17,878,000    $ 18,454,000
  Equipment                                    7,254,000       8,515,000
                                            ------------    ------------
                                            $ 25,132,000    $ 26,969,000
                                            ============    ============
Segment (loss) profit:
  Restaurants                               $    994,000    $    519,000
  Equipment                                       57,000         447,000
  Other                                         (344,000)       (285,000)
                                            ------------    ------------
                                            $    707,000    $    681,000
                                            ============    ============

There were no inter-segment sales or transfers during the three or six months ended June 30, 2002 or 2001. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other" assets consists principally of the accounts and notes receivable from related parties, interest receivable, the deferred tax asset and the deferred charge.

Note 7. Long-Term Debt.

Under the terms of its line of credit and term loan agreement (the "Credit Agreement") with Bank of America ("BofA"), the Company is required to meet certain financial and other qualitative covenants, including the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio and restrictions on capital expenditures. At December 31, 2001, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants, and therefore was in default under the provisions of the Credit Agreement. On April 22, 2002, the Company obtained a waiver from BofA for the covenant violations under an Amended and Restated Loan and Security Agreement (the "New Credit Agreement") with BofA. The New Credit Agreement includes the following terms, which represent changes from the prior Credit Agreement: (1) an additional $1,000,000 term loan principal payment on or before August 31, 2002; (2) interest at BofA's prime rate plus 2%; (3) acceleration of the maturity date from December 31, 2003 to January 1, 2003; (4) the requirement to terminate the Company's interest rate swap with BofA; and (5) acceleration of the maturity date of the Company's industrial development bonds ("IDB") from September 2012 to January 1, 2003.

The Company was in compliance with the revised terms and covenants of the New Credit Agreement as of June 30, 2002; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The Company's consolidated financial statements at December 31, 2001 included a report of independent certified public accountants, which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement and IDB bonds prior to January 1, 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay the amounts due thereunder, the Company believes other options are available to generate additional liquidity.

Note 8. Derivative Instrument. The Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a 7.5% fixed rate of interest on $7 million of variable interest rate loans under ELXSI's bank line of credit through March 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution. The Company terminated the interest rate swap agreement in April 2002 in conjunction with the execution of the New Credit Agreement, resulting in a termination payment of approximately $112,000. The impact of the termination has been included in the consolidated statements of income (loss) as of June 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST HALF 2002 RESULTS TO FIRST HALF 2001 RESULTS

Six-month sales decreased $656,000, while gross profit increased $256,000. Selling, general and administrative expense decreased $335,000 and depreciation and amortization decreased $134,000, resulting in an operating income increase of $725,000. Interest expense increased $39,000, interest income decreased $635,000, other expense increased $10,000 and income taxes decreased by $159,000, resulting in an increase in net income before the cumulative effect of an accounting change of $200,000. During the six months ended June 30, 2002, the Company recorded a cumulative expense from an accounting change related to the impairment of goodwill in the amount of $3,172,000 (see Note 1). As a result, the net loss for the six months ended June 30, 2002 was $2,917,000 compared to net income of $55,000 for the corresponding period in the previous year.

Restaurant Division. Restaurant sales decreased by $1,459,000, or 4.0% in the first half of 2002 compared to the same period in the prior year. The sales decrease was mainly due to a decrease in same store sales of $1,306,000, or 3.9%, a decrease in sales due to closed Restaurants of $200,000, a decrease in sales from new Restaurants of $60,000, partially offset by an increase in sales from the non-comparable Bickford's restaurants of $107,000. Customer counts at Restaurants operated in both periods decreased 9.8%, due primarily to increased competition in certain market areas and the continuing effect of the New England economy.

Offsetting the sales decrease, was a 2.7% increase in the gross profit percentage from 11.7% to 14.2%, which caused restaurant gross profit to increased by $777,000, or 21.4%, in the first half of 2002 compared to the same period in 2001. The increase in the gross profit percentage was mainly the result of a decrease in food and variable costs as a percentage of sales. Food costs as a percentage of sales decreased primarily as a result of selectively changing certain food products and vendors, resulting in lower costs while maintaining quality. The decrease in variable costs resulted mainly from lower utility and snow removal costs related to the milder winter in 2002 compared to 2001.

Selling, general and administrative expense increased $1,000.

Restaurant depreciation and amortization expense decreased by $67,000 during the first half of 2002 compared to the same period in the prior year. This included a reduction in goodwill amortization of approximately $22,000 as a result of a new accounting pronouncement that required the discontinuance of goodwill amortization in 2002.

As a result of the above items, Restaurant operating income increased $843,000, or 91.5% during the six months ended June 30, 2002 compared to the same period in the prior year.

Cues Division. Cues's sales increased by $803,000, or 5.4%, in the first half of 2002 compared to the same period in the prior year mainly due to an increase in sales of truck-mounted systems. Offsetting the sales increase, the gross profit percentage decreased 4.9%, which caused gross profit to decrease $521,000, or 11.3%, in the first half of 2002 compared to the same period in the prior year. The decrease in the gross profit percentage was the result of competitive pricing pressures. Selling, general and administrative expense decreased $182,000, or 4.9% in the first half of 2002, compared to the corresponding period in the prior year primarily due to a decrease in domestic and international selling expense. Depreciation and amortization expense decreased $67,000, or 20.2% mainly from the discontinuance of goodwill amortization in 2002 as a result of a new accounting pronouncement. As a result of the above items, operating income decreased by $272,000, or 53.0% in the first half of 2002 compared to the same period in 2001.

As a result of a decline in the Cues Division's 2002 operating profits, the Company recorded a cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with FAS 142 (see Note
1). Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002.

A prime competitor of Cues has intensified efforts to require users of closed circuit television inspection systems to purchase electrically operated sewer inspection equipment that is labeled and listed for use in Class I, Division I, hazardous locations by a nationally recognized testing laboratory ("NRTL"). Until recently, the discussions mainly centered around California OSHA, who after a protracted period of discussions and deliberations issued an enforcement policy on October 15, 2001 that allows the use of non-labeled and listed products under specified conditions.

Following the California OSHA enforcement policy, a complaint inspired by the aforementioned competitor was filed with Federal OSHA requesting a review of California's decision, using the argument that the California's standard does not meet the minimum requirements of Federal OSHA. Currently Cues's electrically operated products have been declared suitable by an NRTL for use in wet locations, deemed safe for their intended use, and for use with conditional fire safety approval. Cues's products do not meet the labeled and listed standards for use in Class I,

Division I hazardous areas that the competitor is seeking. Management does not believe the labeled and listed approval for Class I, Division I hazardous areas provides any significant benefits for the end user and would increase the cost of inspecting sewer pipes. If it does become required, certain Cues products would require significant redesign and testing.

Corporate. Corporate general and administrative expenses decreased by $154,000 during the first half of 2002 compared with the same period in 2001 primarily due to the discontinuation of the Cadmus management fee partially offset by an increase in professional accounting and legal fees. The Cadmus management fee was discontinued in 2002 due to the Company's failure to achieve $4.0 million in operating income during 2001. The management fee can be reinstated in future years upon the Company's achieving annual operating income of $4.0 million.

Consolidated interest expense increased by $39,000 in 2002. Consolidated interest income decreased $635,000 in the first half of 2002 compared to the same period in 2001 due to discontinuing the recording of interest receivable on the related party notes receivable due from Cadmus and ELX. The principal and interest on the related party notes receivable are due in April 2005. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Income Taxes. Consolidated income tax expense decreased from an expense of $35,000 in the first half of 2001 to a benefit of $124,000 in the first half of 2002.

Earnings (Loss) Per Share. Including the cumulative effect of the accounting change, basic and diluted loss per share for the six months ended June 30, 2002 were $0.72 per share. Excluding the cumulative effect of the accounting change, the basic and diluted earnings per share for the six months ended June 30, 2002 were $0.07 per share. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2002 were 4,028,000, respectively. This compares to basic and diluted earnings per share of $0.01 per share, respectively, for the corresponding period in 2001 when there were basic and diluted weighted average shares outstanding of 4,059,000 and 4,413,000, respectively. The average market price for the first half of 2002 was $7.93 compared to an average of $9.48 in the corresponding period of 2001. A decrease in the stock price results in a decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the earnings per share calculations.


COMPARISON OF SECOND QUARTER 2002 RESULTS TO SECOND QUARTER 2001 RESULTS

The second quarter sales decreased $1,837,000, while gross profit decreased $196,000. Selling, general and administrative expense decreased $140,000 and depreciation and amortization decreased $82,000, resulting in an operating income increase of $26,000. Interest expense decreased by $55,000, interest income decreased by $303,000, other expense decreased by $5,000 and income tax expense decreased by $167,000, resulting in a decrease in net income of $50,000.

Restaurant Operations. Restaurant sales decreased by $576,000, or 3.1% in the second quarter of 2002 compared to the same period in the prior year. The sales decrease was mainly due to a decrease in same store sales of $646,000, or 3.8%, a decrease in sales due to closed Restaurants of $147,000 partially offset by an increase in sales at new and non-comparable Restaurants of $217,000. Customer counts at Restaurants operated in both periods decreased 9.3% primarily due new competition and the continuing effect of the New England economy during the second quarter of 2002.

Offsetting the effect of the sales decrease was a 2.5% increase in the gross profit percentage from 11.7% to 14.2%. As a result, Restaurant gross profit increased by $376,000, or 17.4%, in the second quarter of 2002 compared to the same period in 2001. The increase in the gross profit percentage was mainly the result of a decrease in food costs and variable costs as percentages of sales. Food costs decreased primarily as a result of selectively changing certain food products and vendors, resulting in lower costs while maintaining quality. The decrease in variable costs resulted from a reduction in utility and repairs and maintenance expense in the second quarter of 2002 compared to the same period in 2001.

Restaurant selling, general and administrative expense decreased by $49,000, or 7.8%, during the second quarter of 2002 compared to the same period in the prior year. This decrease was primarily due to a reduction in administrative personnel costs during the quarter.

Restaurant depreciation and amortization decreased by $50,000, or 5.0%, during the second quarter of 2002 compared to the same period in the prior year. This included a reduction in goodwill amortization as a result of a new accounting pronouncement that required the discontinuance of goodwill amortization in 2002.

As a result of the above items, Restaurant operating income increased $475,000, or 91.5% in the second quarter of 2002 compared to the second quarter of 2001.

Cues Division. Cues's sales decreased by $1,261,000, or 14.8%, in the second quarter of 2002 compared to the same period in the prior year. The sales decrease resulted mainly from a decrease in sales of truck-mounted systems. The sales decrease was partially attributable to a reduction in the volume of municipal bid requests for Cues equipment during the period ended June 30, 2002 compared to the previous year. Management believes that some of the decrease in bid volume is related to diversion of funds allocated for equipment purchases to water security measures. In addition, further decreases in the gross profit percentage due to competitive pricing pressures caused gross profit to decrease $572,000, or 22.4% compared to the same period in the prior year.

Operating income decreased by $390,000 to $57,000. Included in the increase in operating income were the effects of a decrease in selling, general and administrative expense of $150,000, or 7.7%, and a decrease in depreciation and amortization expense of $32,000, or 19.3%. The decrease in selling, general and administrative expenses in the second quarter of 2002 compared to the corresponding period in the prior year is primarily attributable to a reduction in international and domestic sales and support expense.

Corporate. Corporate general and administrative expenses increased by $59,000, or 20.7%, during the second quarter of 2002, primarily as a result of an increase in professional accounting and legal fees partially offset by the discontinuation of the Cadmus management fee due to the failure to achieve $4.0 million in operating income during 2001. The management fee can be reinstated in future years upon achieving annual operating income of $4.0 million.

Consolidated interest expense decreased by $55,000, or 11.7%, due primarily to a lower average debt balance. Consolidated interest income decreased by $303,000 in the second quarter of 2002 compared to the same period in 2001 due to discontinuing the recording of interest receivable on the related party notes receivable due from Cadmus and ELX. The principal and interest on the related party notes receivable are due in April 2005. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Income tax expense decreased from $193,000 in the second quarter of 2001 to $26,000 in the second quarter of 2002.

Earnings Per Share. The net earnings per share for the second quarters ended June 30, 2002 and 2001 were $.07 per share in each period. The diluted weighted average number of shares outstanding for the quarter ended June 30, 2002 and 2001 was 4,228,000 and 4,312,000, respectively. The decrease in the number of average shares results from stock repurchases during the first and second quarters of 2001. The average stock market price for the second quarter of 2002 was $7.52 compared to an average of $8.34 in the corresponding period of 2001.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at June 30, 2002 and December 31, 2001 were $1,004,000 and $1,194,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement (the "New Credit Agreement") with its lender, Bank of America, N.A. ("BofA") which contains language regarding potential "material adverse changes", which is similar to language in prior credit agreements. Due to the subjective nature of these clauses, the lender can declare the Company's primary bank credit facility to be in default and accelerate the maturity date thereof. In the event of acceleration, the Company would be required to repay principally all of its debt. As a result, PricewaterhouseCoopers LLP has indicated in their audit report for the year ended December 31, 2001, that, in the event of acceleration, it would raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to be profitable and to generate cash during 2002, which will be used to reduce its long-term debt. As of June 30, 2002, the Company had increased availability under its $15.0 million line of credit to approximately $4,493,000. In July 2002, the Company requested and BofA amended an existing letter of credit by increasing the amount by an additional $1,050,000 in support of the renewal of the Bickford's self-funded liability and workers compensation insurance program. This letter of credit amendment reduced availability under the line of credit in August 2002. Management believes that it will be successful in obtaining refinancing of all of its BofA debt prior to its maturity in January 2003. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the New Credit Agreement, management believes several other options are available to generate additional liquidity.

During the first half of 2002, the Company had cash flow from operations of $6,185,000. This cash flow was generated primarily from collection of tax refunds and accounts receivable. The cash flow from operations was used to reduce the Company's line of credit by $4,843,000, purchase property, plant and equipment totaling $1,371,000, reduce long-term debt by $115,000, pay deferred fees of $26,000 and pay off capital leases obligations of $30,000. During June 2002, Triton Insitutech Corp. repaid $10,000 of the $210,000 loaned under a promissory note during 2000. During the first half of 2002, current assets decreased by $3,236,000, primarily due to a decrease in accounts receivable and the collection of tax refunds receivable. Current liabilities decreased $4,349,000 mainly due to a decrease in bank debt.

During the first half of 2001, the Company used cash flow in operations of $1,302,000. Borrowings under its line of credit of $7,161,000 and proceeds from stock options exercises of $22,000 funded the cash used in operations of $1,302,000, the acquisitions of property, plant and equipment totaling $2,374,000, an increase in related party notes receivable of $494,000, payment of long-term debt of $96,000, the purchase of Common Stock of $1,183,000, payment of deferred fees of $268,000, the payment of capital leases obligations of $27,000 and an increase in cash of $1,439,000. During the first half of 2001, current assets increased by $3,025,000, primarily due to an increase in Cues inventory and Bickford's cash. Current liabilities decreased $2,054,000, mainly due to a decrease in accrued expenses.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the New Credit Agreement will be sufficient to fund operations through January 1, 2003, including interest and principal payments on bank debt and a portion of the amounts due under its phantom stock option plan. Management believes that the bank line of credit and term loan with BofA under the New Credit Agreement will be refinanced prior to its maturity date of January 1, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 30, 2002, the Company has approximately $13.6 million in variable, market-rate based debt outstanding. A 10% increase in interest rates would result in approximately $100,000 of additional interest expense annually based on the current borrowing levels.

                           PART II. OTHER INFROMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         4.25 First Amendment to Amended and Restated Loan and Security Agreement dated in August 2002.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K.

               The Company filed a Form 8-K dated July 24, 2002 in conjunction with changes in the Registrant's Certifying Accountant.

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


                                                ELXSI CORPORATION
                                    --------------------------------------------
                                                  (Registrant)


Date: August 13, 2002               /s/ ALEXANDER M. MILLEY
                                    --------------------------------------------
                                    Alexander M. Milley, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 13, 2002               /s/ DAVID M. DOOLITTLE
                                    --------------------------------------------
                                    David M. Doolittle, Vice President,
                                     Treasurer, Secretary and Chief Financial
                                     Officer (Chief Accounting Officer and
                                     Principal Financial Officer)