Form 10-Q
period 2002-09-30
ELXSI CORP /DE//
filed 2002-11-14
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002
                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________



                         Commission file number 0-11877
                                                -------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                         32805
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code:    (407) 849-1090
                                                       --------------

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

On November 1, 2002, the registrant had outstanding 4,027,997 shares of Common Stock, par value $0.001 per share.

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                    September 30,   December 31,
                                                        2002            2001
                                                     ----------      ----------
                                                     (Unaudited)
Current assets:

    Cash and cash equivalents                        $      674      $    1,194

    Accounts receivable, less allowance for
      doubtful accounts of $204 and $193 in
      2002 and 2001, respectively                         3,968           6,116

    Income taxes receivable                                 377           1,630

    Inventories                                          15,098          14,734

    Prepaid expenses and other current assets               551             450

    Deferred tax asset                                    3,879           3,879
                                                     ----------      ----------

        Total current assets                             24,547          28,003

Property, buildings and equipment, net                   33,140          34,588

Intangible assets, net                                    1,793           4,989

Deferred tax asset - noncurrent                          11,478          10,140

Deferred charge                                           8,721           9,913

Other                                                       544             821
                                                     ----------      ----------

        Total assets                                 $   80,223      $   88,454
                                                     ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,   December 31,
                                                        2002            2001
                                                     ----------      ----------
                                                     (Unaudited)
Current liabilities:
    Accounts payable                                 $    2,678      $    2,585
    Accrued expenses                                      6,321           6,399
    Capital lease obligations - current                      73             105
    Current portion of long-term debt                    12,735          18,953
    Other current liabilities                             3,638           2,728
                                                     ----------      ----------
        Total current liabilities                        25,445          30,770

Capital lease obligations - non current                     973           1,011
Long-term debt                                              377             404
Other non current liabilities                                --             910
                                                     ----------      ----------

        Total liabilities                                26,795          33,095
                                                     ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                           --              --
  Common stock, par value $0.001 per share
      Authorized--60,000,000 shares
      Issued and outstanding -- 4,027,997
        at September 30, 2002 and
        December 31, 2001                                     4               4
  Additional paid-in capital                            221,246         221,246
  Notes receivable - related parties                    (11,972)        (11,972)
  Accumulated deficit                                  (155,515)       (153,414)
  Accumulated other comprehensive income                   (335)           (505)
                                                     ----------      ----------

        Total stockholders' equity                       53,428          55,359
                                                     ----------      ----------

        Total liabilities and stockholders' equity   $   80,223      $   88,454
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

                                       ELXSI CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         (Amounts in Thousands, Except Per Share Data)
                                          (Unaudited)


                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                   --------------------    --------------------
                                                     2002        2001        2002        2001
                                                   --------    --------    --------    --------

Net sales                                          $ 24,660    $ 28,031    $ 75,074    $ 79,101

Costs and expenses:
    Cost of sales                                    20,062      22,832      61,991      65,673
    Selling, general and administrative               2,376       2,832       7,658       8,449
    Depreciation and amortization                     1,083       1,187       3,292       3,530
                                                   --------    --------    --------    --------

Operating income                                      1,139       1,180       2,133       1,449

Other income (expense):
    Interest income                                       8         322          23         972
    Interest expense                                   (358)       (478)     (1,206)     (1,287)
    Other                                                18          34         (12)         14
                                                   --------    --------    --------    --------

Income before income taxes                              807       1,058         938       1,148

(Provision) benefit for income taxes                      9      (2,710)        133      (2,745)
                                                   --------    --------    --------    --------

Net income before cumulative effect
  of accounting change                                  816      (1,652)      1,071      (1,597)

Cumulative effect of accounting change
  for SFAS No. 142                                       --          --      (3,172)         --
                                                   --------    --------    --------    --------

Net income (loss)                                       816      (1,652)     (2,101)     (1,597)

Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustment               (21)        (17)         75        (108)
  Adjustment for cash flow hedge                         --         (64)         95        (110)
                                                   --------    --------    --------    --------

Comprehensive income (loss)                        $    795    $ (1,733)   $ (1,931)   $ (1,815)
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

                                       ELXSI CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Continued)
                         (Amounts in Thousands, Except Per Share Data)
                                          (Unaudited)


                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                   --------------------    --------------------
                                                     2002        2001        2002        2001
                                                   --------    --------    --------    --------

Basic net income (loss) per common share:
  Before accounting change                         $   0.20    $   (.40)   $    .27    $   (.39)
  Cumulative effect of accounting change                 --          --        (.79)         --
                                                   --------    --------    --------    --------
                                                   $   0.20    $   (.40)   $   (.52)   $   (.39)
                                                   ========    ========    ========    ========

Diluted net income (loss) per common share:
  Before accounting change                         $   0.20    $   (.40)   $    .27    $   (.39)
  Cumulative effect of accounting change                 --          --        (.79)         --
                                                   --------    --------    --------    --------
                                                   $   0.20    $   (.40)   $   (.52)   $   (.39)
                                                   ========    ========    ========    ========

Weighted average number of common
  and common equivalent shares:
    Basic                                             4,028       4,028       4,028       4,048
                                                   ========    ========    ========    ========
    Diluted                                           4,028       4,028       4,028       4,048
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

                                                 ELXSI CORPORATION
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Amounts in Thousands, Except Common Shares)
                                                    (Unaudited)


                                                                                                      Accumulated
                                           Common Stock        Additional     Related      Accum-        Other
                                     -----------------------    Paid-In-       Party       ulated    Comprehensive
                                       Shares       Dollars      Capital       Notes       Deficit   Income (Loss)
                                     ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2001          4,027,997   $        4   $  221,246   $  (11,972)  $ (153,414)  $     (505)
Foreign currency translation
    adjustment, net of tax                   --           --           --           --           --           75
Adjustment to recognize fair value
    of cash flow hedge, net of tax           --           --           --           --           --           95
Net loss                                     --           --           --           --       (2,101)          --
                                     ----------   ----------   ----------   ----------   ----------   ----------

Balance at September 30, 2002         4,027,997   $        4   $  221,246   $  (11,972)  $ (155,515)  $     (335)
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

                                      ELXSI CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               2002                   2001
                                                             --------               --------
Cash flows provided by (used in) operating activities:
Net loss                                                     $ (2,101)              $ (1,597)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               3,292                  3,530
    Cumulative effect of accounting change                      3,172                     --
    Amortization of deferred debt costs                           219                    154
    Loss on disposal of equipment                                 107                     46
    Deferred tax asset                                         (1,338)                 3,044
    Deferred charge                                             1,192                     --

(Increase) decrease in assets:
    Accounts receivable                                         2,148                 (1,034)
    Income tax receivable                                       1,253                     --
    Inventories                                                  (364)                (2,291)
    Prepaid expenses and other current assets                    (101)                  (382)
    Other                                                         216                   (429)
(Decrease) increase in liabilities:
    Accounts payable                                               93                    (53)
    Accrued expenses                                              (78)                (2,717)
                                                             --------               --------
    Net cash provided by (used in) operating activities         7,710                 (1,729)
                                                             --------               --------

Cash flows used in investing activities:
    Purchase of property, building and equipment               (2,297)                (3,231)
    Investment in notes receivable - related party                 --                   (733)
    Proceeds from sale of property, buildings and
      Equipment                                                   368                     --
    Collection of note receivable                                  40                     --
                                                             --------               --------
      Net cash used in investing activities                    (1,889)                (3,964)
                                                             --------               --------

Cash flows (used in) provided by financing activities:
    Net borrowings (payments) on line of credit                (6,068)                 7,747
    Payments of long-term debt                                   (177)                  (158)
    Purchase of Common Stock                                       --                 (1,183)
    Proceeds from exercise of Common Stock
      options                                                      --                     22
    Payment of deferred debt costs                                (26)                  (281)
    Principal payments on capital lease obligations               (70)                   (39)
                                                             --------               --------
    Net cash (used in) provided by financing activities        (6,341)                 6,108
                                                             --------               --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      ELXSI CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               2002                   2001
                                                             --------               --------
(Decrease) increase in cash and cash equivalents                 (520)                   415

Cash and cash equivalents, beginning of period                  1,194                    379
                                                             --------               --------

Cash and cash equivalents, end of period                     $    674               $    794
                                                             ========               ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Income taxes                                             $    312               $  2,125
    Interest                                                    1,051                  1,144


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 1.  The Company

General. ELXSI Corporation (together with its subsidiaries, the "Company") operates principally through its wholly-owned subsidiary, ELXSI, a California corporation ("ELXSI"), and ELXSI's wholly-owned subsidiary, Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of a restaurant chain in New England and an equipment manufacturer in Orlando, Florida.

Restaurant Operations. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's Restaurants located throughout Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut. All of the Howard Johnson Restaurants were subsequently sold or converted into Bickford's Restaurants.

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

During the third quarter of 2002, three leased locations (Falmouth, MA, Chicopee, MA and Cromwell, CT) were sold or subleased. As of September 30, 2002, ELXSI operates 64 Bickford's Restaurants (the "Restaurants" or "Restaurant Operations").

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

Recent Accounting Pronouncements

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the prior, undiscounted cash flow policy utilized by the Company. In connection with the adoption of FAS 142, the Company tested goodwill impairment separately for each business segment. As a result of a decline in 2002 operating profits of the Cues Division, goodwill was estimated to be impaired due to the carrying value of the net assets of Cues exceeding their estimated fair value. As a result, in compliance with FAS 142, the Company recorded a loss for the cumulative effect of an accounting change related to the goodwill impairment in the amount of $3,172,000. This loss was recorded retroactively in the first quarter ended March 31, 2002. The Restaurant segment had no impairment in connection with it's unamortized goodwill and trademarks totaling $1,793,000 as of September 30, 2002. Future impairment tests will be performed on the Restaurant goodwill, and as a result, the Company's earnings may be subject to volatility if additional goodwill impairment occurs at a future date.

A summary of changes in the Company's excess of cost over fair value of net assets acquired, including goodwill and trademarks, during the nine months ended September 30, 2002 is as follows:

     Balance at December 31, 2001                                            $  4,989,000
     Impairments of excess cost over fair value of net assets acquired:
         Cues Division goodwill                                                (3,172,000)
     Amortization of trademarks                                                   (24,000)
                                                                             ------------
     Balance at September 30, 2002                                           $  1,793,000
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

Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the

Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of September 30, 2002, and the results of their operations and cash flows for the three and nine months ended September 30, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

Note 3. Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to the potential dilution that could occur if options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share were 4,028,000 for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the weighted-average number of shares used in calculating diluted earnings (loss) per share were 4,028,000 and 4,048,000, respectively. Options and warrants to purchase an aggregate 1,196,000 share of Common Stock at September 30, 2002 and 2001 were not included in the diluted loss per share calculations for the three and nine months then ended, since the effect would be antidilutive.

Note 4.  Accounts Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes receivable. Under the new, restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies and other assets held by Mr. Milley and these related companies. All interest and principal payable under these notes receivable is due on the maturity date at rates previously in existence. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at September 30, 2002 and December 31, 2001 has been reflected in the equity section of the consolidated balance sheets as a contra-equity. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory. Inventory is summarized in the following table.

                                            September 30,         December 31,
                                                2002                  2001
                                            -------------        -------------
Inventories:
    Raw materials and finished goods        $   9,743,000        $   8,506,000
    Work in process                             5,355,000            6,228,000
                                            -------------        -------------
                                            $  15,098,000        $  14,734,000
                                            =============        =============

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. As of September 30, 2002, the restaurant operations segment includes 64 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

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

Summarized financial information by business segment for the nine months ended September 30, 2002 and 2001 is summarized in the following table.

                                                    2002               2001
                                               -------------      -------------
Revenues from external customers:
    Restaurants                                $  52,399,000      $  55,429,000
    Equipment                                     22,675,000         23,672,000
                                               -------------      -------------
                                               $  75,074,000      $  79,101,000
                                               =============      =============
Segment (loss) profit:
    Restaurants                                $   2,025,000      $   1,555,000
    Equipment                                        811,000            801,000
    Other                                           (703,000)          (907,000)
                                               -------------      -------------
                                               $   2,133,000      $   1,449,000
                                               =============      =============
Segment assets:
    Restaurants                                $  34,918,000      $  33,769,000
    Equipment                                     22,734,000         28,295,000
    Other                                         22,571,000         42,262,000
                                               -------------      -------------
                                               $  80,223,000      $ 104,326,000
                                               =============      =============

Summarized financial information by business segment for the three months ended September 30, 2002 and 2001 is summarized in the following table.

                                                    2002               2001
                                               -------------      -------------
Revenues from external customers:
    Restaurants                                $  17,623,000      $  19,194,000
    Equipment                                      7,037,000          8,837,000
                                               -------------      -------------
                                               $  24,660,000      $  28,031,000
                                               =============      =============
Segment (loss) profit:
    Restaurants                                $     806,000      $   1,179,000
    Equipment                                        570,000            288,000
    Other                                           (237,000)          (287,000)
                                               -------------      -------------
                                               $   1,139,000      $   1,180,000
                                               =============      =============

There were no inter-segment sales or transfers during the three or nine months ended September 30, 2002 or 2001. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other" assets consists principally of the deferred tax asset and the deferred charge.

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

The Company was in compliance with the revised terms and covenants of the New Credit Agreement as of September 30, 2002; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The Company's consolidated financial statements at December 31, 2001 included a report of independent certified public accountants, which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement and IDB bonds prior to January 1, 2003.

Note 8. Warrants. At September 30, 2002 and December 31, 2001, the Company had a total of 269,262 common shares reserved for issuance pursuant to warrants.

The Series A warrants to purchase 200,500 shares of the Company's Common Stock were extended an additional two years from their due date of September 30, 2002 to September 30, 2004 and their exercise price was increased from $5.40 per share to $6.48 per share.

The Series C warrant to purchase 68,762 shares of the Company's Common Stock was extended an additional two years from their due date of January 31, 2003 to January 31, 2005 and their exercise price was further increased from $7.534 per share to $9.041 per share.

Note 9. Derivative Instrument. The Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a 7.5% fixed rate of interest on $7 million of variable interest rate loans under ELXSI's bank line of credit through March 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution. The Company terminated the interest rate swap agreement in April 2002 in conjunction with the execution of the New Credit Agreement, resulting in a termination payment of approximately $112,000. The impact of the termination has been included in the consolidated statements of income (loss) as of September 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST NINE MONTHS 2002 RESULTS TO FIRST NINE MONTHS 2001 RESULTS

Nine-month sales decreased $4,027,000, while gross profit decreased $345,000. Selling, general and administrative expense decreased $791,000 and depreciation and amortization decreased $238,000, resulting in an operating income increase of $684,000. Interest expense decreased $81,000, interest income decreased $949,000, other expense increased $26,000 and income taxes decreased from expense of $2,745,000 in 2001 to a benefit of $133,000 in 2002, resulting in an increase in net income before the cumulative effect of an accounting change of $2,668,000. During the nine months ended September 30, 2002, the Company recorded a cumulative expense from an accounting change related to the impairment of goodwill in the amount of $3,172,000 (see Note 1). As a result, the net loss for the nine months ended September 30, 2002 was $2,101,000 compared to a net loss of $1,597,000 for the corresponding period in the previous year.

Restaurant Division. Restaurant sales decreased by $3,030,000, or 5.5% in the first nine months of 2002 compared to the same period in the prior year. The sales decrease was mainly due to a decrease in same store sales of $2,424,000, or 4.8%, a decrease in sales due to closed Restaurants of $839,000, a decrease in sales from new Restaurants of $257,000, partially offset by an increase in sales from the non-comparable Bickford's restaurants of $490,000. Customer counts at Restaurants operated in both periods decreased 10.0%.

Offsetting the sales decrease, was a 1.3% increase in the gross profit percentage from 11.6% to 12.9%, which caused restaurant gross profit to increased by $311,000, or 4.8%, in the first nine months of 2002 compared to the same period in 2001. The increase in the gross profit percentage was mainly the result of a decrease in food and variable costs as a percentage of sales. Food costs as a percentage of sales decreased primarily as a result of selectively changing certain food products and vendors, resulting in lower costs while maintaining quality. The decrease in variable costs resulted mainly from lower utility and snow removal costs related to the milder winter in 2002 compared to 2001.

Selling, general and administrative expense increased $27,000.

Restaurant depreciation and amortization expense decreased by $132,000 during the first nine months of 2002 compared to the same period in the prior year. This included a reduction in goodwill amortization of approximately $56,000 as a result of a new accounting pronouncement that required the discontinuance of goodwill amortization in 2002.

As a result of the above items, Restaurant operating income increased $470,000, or 30.2% during the nine months ended September 30, 2002 compared to the same period in the prior year.

While management believes a slowing economy, increased competition and the effect of September 11th all negatively effected customer counts to some degree, a renewed focus on all aspects of the Restaurant operations is being undertaken. Operationally we have chosen to focus attention on improving the customer's experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products. When fully implemented, we will be serving the highest quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktail, fresh clam strips, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast items are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items will be the highest quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. Essentially, by dramatically repositioning our lunch and dinner offerings and generally improving our execution during these day parts, we expect to attract a new level of customer. Although it will take some time to implement and see results, we are confident this strategy will have a positive impact on customer counts and profits going forward.

On August 27, 2002, Dan Bloodwell, who served as president of Bickford's since ELXSI's 1991 acquisition of the Restaurant chain, resigned to pursue other interests. Alexander M. Milley assumed the role of Bickford's president.

Cues Division. Cues's sales decreased by $997,000, or 4.2%, in the first nine months of 2002 compared to the same period in the prior year mainly due to a decrease in sales of truck-mounted systems. In addition to the sales decrease, the gross profit percentage decreased 1.6%, which caused gross profit to decrease $656,000, or 9.4%, in the first nine months of 2002 compared to the same period in the prior year. The decrease in the gross profit percentage was the result of competitive pricing pressures. Selling, general and administrative expense decreased $560,000, or 9.8% in the first nine months of 2002, compared to the corresponding period in the prior year primarily due to a decrease in domestic and international selling expense. Depreciation and amortization expense decreased $106,000, or 21.4% mainly from the discontinuance of goodwill amortization in 2002 as a result of a new accounting pronouncement. As a result of the above items, operating income increased by $10,000, or 1.2% in the first nine months of 2002 compared to the same period in 2001.

During 2002, the Company recorded a cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with FAS 142 (see Note 1). Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002.

A prime competitor of Cues has intensified efforts to require users of closed circuit television inspection systems to purchase electrically operated sewer inspection equipment that is labeled and listed for use in Class I, Division I hazardous locations by a nationally recognized testing laboratory ("NRTL"). Until recently, the discussions mainly centered around California OSHA, who after a protracted period of discussions and deliberations issued an enforcement policy on October 15, 2001 that allows the use of non-labeled and listed products under specified conditions.

Following the California OSHA enforcement policy, a complaint inspired by the aforementioned competitor was filed with Federal OSHA requesting a review of California's decision, using the argument that the California's standard does not meet the minimum requirements of Federal OSHA. Currently Cues's electrically operated products have been declared suitable by a NRTL for use in wet locations, deemed safe for their intended use, and for use with conditional fire safety approval. Cues's products do not meet the labeled and listed standards for use in Class I, Division I hazardous areas that the competitor is seeking. Management does not believe the labeled and listed approval for Class I, Division I hazardous areas provides any significant benefits for the end user and would increase the cost of inspecting sewer pipes. If it does become required, certain Cues products would require significant redesign and testing.

On September 25, 2002, Federal OSHA issued a memorandum to all regional OSHA offices that provided when no explosive hazards are present the sewer section may be classified as an ordinary work location. Moreover, when an employer operates the cameras remotely and no employees are exposed to a potential hazard, the provisions covering Class I, Division I hazardous locations do not apply. As a result, non-labeled and listed products can continue to be used when testing and monitoring of the sewer gases indicate no explosive level is present and general safety procedures are followed.

Corporate. Corporate general and administrative expenses decreased by $204,000, or 22.5%, during the first nine months of 2002 compared with the same period in 2001 primarily due to the discontinuation of the Cadmus management fee partially offset by an increase in professional accounting and legal fees. The Cadmus management fee was discontinued in 2002 due to the Company's failure to achieve $4.0 million in operating income during 2001. The management fee can be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000.

Consolidated interest expense decreased by $81,000, or 6.3% in the first nine months of 2002 compared to the same period in 2001. Consolidated interest income decreased $949,000, or 97.6% in the first nine months of 2002 compared to the same period in 2001 due to discontinuing the recording of interest receivable on the related party notes receivable due from Cadmus and ELX. The principal and interest on the related party notes receivable are due in April 2005. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Income Taxes. Consolidated income tax expense decreased from an expense of $2,745,000 in the first nine months of 2001 to a benefit of $133,000 in the first nine months of 2002. The expense in 2001 resulted from a reduction in the deferred tax asset at September 30, 2001.

Earnings (Loss) Per Share. Including the cumulative effect of the accounting change, basic and diluted loss per share for the nine months ended September 30, 2002 were $.52 per share. Excluding the cumulative effect of the accounting change, the basic and diluted earnings per share for the nine months ended September 30, 2002 were $.27 per share. The basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 2002 were 4,028,000. This compares to basic and diluted loss per share of $0.39 per share, for the corresponding period in 2001 when there were basic and diluted weighted average shares outstanding of 4,048,000. The average market price for the first nine months of 2002 was $6.81 compared to an average of $8.92 in the corresponding period of 2001. A decrease in the stock price results in a decrease in the number of shares outstanding for purposes of determining the weighted average shares outstanding used in the diluted earnings per share calculations.


COMPARISON OF THIRD QUARTER 2002 RESULTS TO THIRD QUARTER 2001 RESULTS

The third quarter sales decreased $3,371,000, while gross profit decreased $601,000. Selling, general and administrative expense decreased $456,000 and depreciation and amortization decreased $104,000, resulting in an operating income decrease of $41,000. Interest expense decreased by $120,000, interest income decreased by $314,000, other income decreased by $16,000 and income tax expense decreased from an expense of $2,710,000 to a benefit of $9,000, resulting in an increase in net income of $2,468,000.

Restaurant Operations. Restaurant sales decreased by $1,571,000, or 8.2% in the third quarter of 2002 compared to the same period in the prior year. The sales decrease was mainly due to a decrease in same store sales of $1,120,000, or 6.4%, a decrease in sales due to closed Restaurants of $600,000 partially offset by an increase in sales at new and non-comparable Restaurants of $149,000. Customer counts at Restaurants operated in both periods decreased 10.3% primarily due to new competition and the continuing effect of the New England economy during the third quarter of 2002.

The gross profit percentage decreased 1.4% from 14.6% in the third quarter of 2002 to 13.2% in the corresponding period in 2001. The decrease in the gross profit percentage was mainly the result of increases in labor, medical benefits, variable costs and fixed costs partially offset by declines in food costs as percentages of sales. These declines were directly related to the decline in customers in the third quarter of 2002 compared to the same period in 2001. As a result of the sales and the gross profit percentage decreases restaurant gross profit decreased by $466,000, or 16.6%. in the third quarter of 2002 compared to the same period in 2001.

Restaurant selling, general and administrative expense decreased by $28,000, or 4.7%, during the third quarter of 2002 compared to the same period in the prior year. This decrease was primarily due to a reduction in administrative personnel costs during the quarter.

Restaurant depreciation and amortization decreased by $65,000, or 6.3%, during the third quarter of 2002 compared to the same period in the prior year. This included a reduction in goodwill amortization as a result of a new accounting pronouncement that required the discontinuance of goodwill amortization in 2002.

As a result of the above items, Restaurant operating income decreased $373,000, or 31.6% in the third quarter of 2002 compared to the third quarter of 2001.

Cues Division. Cues's sales decreased by $1,800,000, or 20.4%, in the third quarter of 2002 compared to the same period in the prior year. The sales decrease resulted mainly from a decrease in sales of truck-mounted systems. The sales decrease was partially attributable to a reduction in the volume of municipal bid requests for Cues equipment during the nine month period ended September 30, 2002 compared to the previous year. Management believes that some of the decrease in bid volume is related to diversion of funds allocated for equipment purchases to water security measures. Partially offsetting the sales decrease was an increase in the gross profit percentage due to the mix of products sold. As a result gross profit decreased $135,000, or 5.6% compared to the same period in the prior year. Despite the improvement in the gross profit percentage during the third quarter, the company still faces stiff competitive pricing pressures on most major equipment sales.

Operating income increased by $282,000, or 97.9% to $570,000 in the third quarter of 2002 compared to the same period in the prior year. Included in the increase in operating income were the effects of a decrease in selling, general and administrative expense of $378,000, or 19.4%, and a decrease in depreciation and amortization expense of $39,000, or 23.9%. The decrease in selling, general and administrative expenses in the third quarter of 2002 compared to the corresponding period in the prior year is primarily attributable to a reduction in international and domestic sales and support expense.

Corporate. Corporate general and administrative expenses decreased by $50,000, or 17.4%, during the third quarter of 2002, primarily due to the discontinuation of the Cadmus management fee due to the failure to achieve $4.0 million in operating income during 2001 partially offset by an increase in professional accounting and legal fees. The management fee can be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000.

Consolidated interest expense decreased by $120,000, or 25.1%, due primarily to a lower average debt balance. Consolidated interest income decreased by $314,000 in the third quarter of 2002 compared to the same period in 2001 due to discontinuing the recording of interest receivable on the related party notes receivable due from Cadmus and ELX. The principal and interest on the related party notes receivable are due in April 2005. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Income tax expense decreased from $2,710,000 in the third quarter of 2001 to a benefit of $9,000 in the third quarter of 2002. The expense in 2001 resulted from a reduction in the deferred tax asset at September 30, 2001.

Earnings (Loss) Per Share. The net earnings per share for the third quarter ended September 30, 2002 was $.20 compared to a loss of $.40 per share in the corresponding period in the prior year. The diluted weighted average number of shares outstanding for the quarter ended September 30, 2002 and 2001 was 4,028,000, respectively. The average stock market price for the third quarter of 2002 was $4.56 compared to an average of $7.80 in the corresponding period of 2001.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at September 30, 2002 and December 31, 2001 were $674,000 and $1,194,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement (the "New Credit Agreement") with its lender, Bank of America, N.A. ("BofA") which contains language regarding potential "material adverse changes", which is similar to language in prior credit agreements. Due to the subjective nature of these clauses, the lender can declare the Company's primary bank credit facility to be in default and accelerate the maturity date thereof. In the event of acceleration, the Company would be required to repay principally all of its debt. As a result, PricewaterhouseCoopers LLP has indicated in their audit report for the year ended December 31, 2001, that, in the event of acceleration, it would raise substantial doubt about the Company's ability to continue as a going concern. The Company expected and has been profitable and generated cash during 2002, which has been used to reduce its long-term debt. In July 2002, the Company requested and BofA amended an existing letter of credit by increasing the amount by an additional $1,050,000 in support of the renewal of the Bickford's self-funded liability and workers compensation insurance program. This letter of credit amendment reduced availability under the line of credit in August 2002. As of September 30, 2002, the Company had availability under its $15.0 million line of credit of approximately $3,595,000, after the effect of issuing the July 2002 letter of credit. In addition, the Company repaid $2,363,000 of its term loan with BofA, during the nine months ended September 30, 2002.

Management believes that it will be successful in obtaining refinancing of all of its BofA debt prior to its maturity in January 2003.

During the first nine months of 2002, the Company had cash flow from operations of $7,710,000. This cash flow was generated primarily from collection of tax refunds and accounts receivable. The cash flow from operations plus proceeds from the sale of property, building and equipment of $368,000 and the partial collection of a note receivable of $40,000 were used to repay the Company's bank line of credit and term loan by $6,068,000, purchase property, buildings and equipment of $2,297,000, reduce long-term debt by $177,000, pay deferred debt costs of $26,000 and repay capital leases obligations of $70,000. During June 2002, Triton Insitutech Corp. repaid $40,000 of the $210,000 loaned under a promissory note during 2000. During the first nine months of 2002, current assets decreased by $3,456,000, primarily due to a decrease in accounts receivable and the collection of tax refunds receivable. Current liabilities decreased $5,325,000 mainly due to a decrease in bank debt.

During the first nine months of 2001, the Company borrowed $7,747,000 under its line of credit. These borrowings along with proceeds from stock option exercises of $22,000 funded the cash used in operations of $1,729,000, the acquisitions of property, buildings and equipment totaling $3,231,000, an increase in the accounts receivable from related parties of $733,000, the payment of long-term debt of $158,000, the purchase of Common Stock of $1,183,000, payment of deferred debt costs of $281,000, payment of capital leases obligations of $39,000 and an increase in cash of $415,000. During the first nine months of 2001, current assets increased by $5,007,000, primarily due to an increase in Cues inventory and accounts receivable and the current portion of the Company's deferred tax asset. Cues's inventory increased as a result of greater production volumes and the resulting increase in work in process inventory. Cues's accounts receivable increased as result of the higher sales volume and increased financing of certain sales. Current liabilities increased by $15,055,000 during the first nine months of 2001, mainly due to the reclassification of bank debt as a current liability, partially offset by a decrease in accrued expenses. Current liabilities at September 30, 2001 and December 31, 2000 include $561,000, representing the remaining amount payable to stockholders, who have not surrendered their cancelled certificates in connection with the Company's June 28, 1999 reverse stock split, which resulted in the retirement of 157,000 shares of Common Stock.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the New Credit Agreement will be sufficient to fund operations through January 1, 2003, including interest and principal payments on bank debt. Management believes that the bank line of credit and term loan with BofA under the New Credit Agreement will be refinanced prior to its maturity date of January 1, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 30, 2002, the Company has approximately $13.1 million in variable, market-rate based debt outstanding. A 10% increase in interest rates would result in approximately $100,000 of additional interest expense annually based on the current borrowing levels.

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company's internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures for financial reporting.


                           PART II. OTHER INFORMATION

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


                                                 ELXSI CORPORATION
                                     -------------------------------------------
                                                    (Registrant)



Date: November 12, 2002              /s/ ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: November 12, 2002              /s/ DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                       Treasurer, Secretary and Chief Financial
                                       Officer (Chief Accounting Officer and
                                       Principal Financial Officer)

                                 CERTIFICATIONS

I, Alexander M. Milley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ELXSI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date                        November 12, 2002
       ------------------------------------------------------------

By                       /s/ Alexander M. Milley
       ------------------------------------------------------------
       Chairman of the Board, President and Chief Executive Officer
       ------------------------------------------------------------
                          (Signature and Title)

                                 CERTIFICATIONS

I, David M. Doolittle, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ELXSI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          b. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date                        November 12, 2002
       ------------------------------------------------------------

By                        /s/ David M. Doolittle
       ------------------------------------------------------------
             Treasurer, Secretary and Chief Financial Officer
       ------------------------------------------------------------
                          (Signature and Title)