Form 10-K
period 2002-12-31
ELXSI CORP /DE//
filed 2003-04-15
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549
                                   ----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  December 31, 2002
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____________ to  ____________

                         Commission file number 0-11877
                                                -------

                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    77-0151523
   ---------------------------------                ---------------------
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


   3600 Rio Vista Avenue, Suite A, Orlando FL               32805
   -------------------------------------------      ---------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:     (407) 849-1090
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class             Name of each exchange on which registered
---------------------------------    ------------------------------------------
           None                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, par value $0.001, and associated Common Stock Purchase Rights
   ---------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [X] No

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 10, 2003, as reported by The Nasdaq Stock Market was approximately $6,050,000. On March 10, 2003, the Registrant had outstanding 4,012,197 shares of Common Stock.


              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed on or before April 30, 2003 in connection with the registrant's Annual Meeting of Stockholders scheduled to be held in June 2003 are incorporated by reference into Part III of this report.

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

On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holding Company, Inc. ("BHC"), the Bickford's Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, the existing Bickford's Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During 2002, we reopened one Bickford's Restaurant in Worcester, MA, we closed three Bickford's Restaurants and we subleased one Bickford's Restaurant to another restaurant chain. As of December 31, 2002, the Company had 63 Bickford's Restaurants owned and operated by BFRI (the "Restaurants" or "Restaurant Operations").

On October 30, 1992, ELXSI acquired Cues, Inc., of Orlando, Florida and its two wholly-owned subsidiaries, Knopafex, Ltd., of Toronto, Canada, and Cues B.V., of Maastricht, the Netherlands. The Cues business in the United States is owned and operated as a division of ELXSI ("Cues US"). Cues US, Knopafex Ltd. and Cues B.V. are hereinafter collectively referred to as "Cues" or the "Cues Division". Cues is principally engaged in the manufacturing and servicing of video inspection and rehabilitation equipment for wastewater and drainage systems which we sell primarily to municipalities, service contractors and industrial users.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Reference is made to the information set forth in Note 13 (Segment Reporting) to the Consolidated Financial Statements included herein, which information is hereby incorporated by reference herein.

RESTAURANT OPERATIONS

Restaurant Operation sales were $68,928,000, $73,159,000 and $76,284,000 in
2002, 2001 and 2000, respectively, representing 69.7%, 69.4% and 73.6% of the total net sales of the Company during 2002, 2001 and 2000, respectively.

The Restaurants, which are all located in New England, are family-oriented facilities that offer full-service meals. Featuring a breakfast-anytime menu that is available all day long as well as lunch and dinner items, Bickford's appeals to customers who are interested in a high quality, casual, low-to moderately priced meal. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.99 and $12.99. The average guest check in 2002 was $7.01 compared to $6.60 and $6.26 in 2001 and 2000, respectively. With the recent introduction of a new lunch and dinner menu, we intend to alter the consumer's perception of our Restaurants as primarily a breakfast chain, so that they begin to recognize our Restaurants as serving traditional lunch and dinner fare in addition to breakfasts. Breakfast items and coffee have historically accounted for approximately 70% of food sales in each of the past three fiscal years. Coffee alone has accounted for approximately 10% of sales.

The Bickford's Restaurants have "specials" for senior citizens that provide a discount on the entire menu during the period of 2 p.m. to 6 p.m. every day. Consequently seniors have proven to be a loyal part of our repeat customer base. Additionally, our Restaurants offer 2 for 1 pancake nights on Tuesday nights and 2 for 1 Omelet nights on Thursdays. These discounts apply to every pancake, waffle, French toast and omelet item on the menu during these periods.

During the fourth quarter of 2002 and continuing into 2003, we enhanced our Restaurant's dinner offerings to include a selection of exciting top quality dinner products including high quality fresh (never frozen) seafood. Our seafood offerings now include broiled and fried haddock and scallop dinners, jumbo shrimp cocktail, fresh clam strips, lobster rolls and lobster casserole dinners along with a homemade fresh clam chowder. Our breakfast menu is now featuring already popular new lobster omelet and lobster benedict dishes. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. In addition, we are undertaking a renewed focus on all aspects of the Restaurant Operations. Operationally, we have chosen to focus attention on improving the customer's experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. Our goal is to make the Bickford's Restaurants the best value, high quality lunch and dinner destinations available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution during the daytime hours, we expect to attract a new level of customers. Although it will take some time to implement and see results, we expect that this strategy will have a positive impact on customer counts and profits going forward.

Each Restaurant is open seven days a week. Most Restaurants are open from 7:00 a.m. to 11:00 p.m. during the week and later on weekends, with some open 24 hours on the weekends and others open 24 hours every day. Approximately 60% of weekly sales volume has been generated Friday through Sunday in each of the past three fiscal years.

While the Company believes that the Restaurants appeal to a wide variety of customers, they primarily cater to families, and, to a lesser extent, senior citizens, who tend to be attracted to the high-quality, moderately-priced meals. Each Restaurant generally draws its customers from within a five-mile radius and, consequently, repeat business is extremely important to the Restaurants' success. The Company believes that repeat business accounts for a majority of Restaurant sales.

Each of the Bickford's Restaurants generally consists of a free-standing building that covers approximately 2,700 to 7,400 square feet. They are typically located adjacent to major roads, highways and/or shopping malls and a few are adjacent to or connected to hotels. Nearly all of the Restaurants located in communities that permit smoking contain dining areas designated as smoking and non-smoking. At December 31, 2002, 16 of the Restaurant buildings were owned, while the remaining 47 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 90 to 257 people. Eight of the Bickford's Restaurants provide limited counter service.

Restaurant Expansion and Renovation

Capital expenditures during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                         2002           2001           2000
                                      ----------     ----------     ----------
      Expansion                       $  316,000     $  629,000     $3,392,000
      Conversions                           --             --          316,000
      Purchase leased property              --             --          240,000
      Renovation                         291,000        554,000           --
      Refurbishment & equipment
        replacements                   2,840,000      2,677,000      2,234,000
                                      ----------     ----------     ----------
                                      $3,447,000     $3,860,000     $6,182,000
                                      ==========     ==========     ==========

Earnings from operations funded the majority of the above capital expenditures. The Company currently plans to spend approximately $3,075,000 for renovations, refurbishments and equipment replacements and approximately $425,000 for Restaurant expansion during 2003. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

In addition, the Company expects that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units and, to a lesser extent, from price increases.

Sales at the same Bickford's Restaurants for comparable weeks decreased 4.8% in 2002 (57 restaurants), decreased 4.4% in 2001 (54 Restaurants), and increased 2.1% in 2000 (56 Restaurants) over the prior year's sales. Customer counts at these same Restaurants decreased 10.3% in 2002, decreased 9.3% in 2001 and decreased 3.1% in 2000 as compared to the prior year's counts.

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

Restaurant Management and Supervision

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during Restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. Bickford's has eight district managers who between them cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives, which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and restaurant profitability.

Sources and Availability of Materials

Food supplies are distributed by various Company-approved wholesalers and purveyors, who deliver directly to each Restaurant based on the quoted cost of individual food items. Essential supplies and raw materials are available from several sources, and the Company is not dependent upon any one supplier for its food supplies. These purchases from suppliers are generally done on a verbal purchase order basis and without any long-term commitments or contracts; however in 2002, the Company did enter a long-term arrangement with its juice and soda supplier. The Company does not maintain or engage in any warehousing or commissary operations.

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

Employees

At December 31, 2002, the Restaurants employed 2,550 persons, of which 2,000 were part-time hourly employees, 320 were full-time hourly employees and 230 were salaried personnel. This represents a decline from 2,650 persons employed as of December 31, 2001. None of the Restaurant's employees are represented by a union.

Trademarks and Service Marks

The Company has registered certain trademarks in the United States Patent and Trademark office including "Bickford's"(R) and "Breakfast Anytime"(R) . The Company believes that these and other related marks are of material importance to the Restaurants's business. Our trademarks and service marks expire at various times from 2004 to 2008 and we generally intend to renew trademarks and service marks which expire.

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

CUES DIVISION

The Cues Division sales were $29,900,000, $32,239,000 and $27,426,000 in 2002,
2001 and 2000, respectively, representing 30.3%, 30.6%, and 26.4% of the total net sales of the Company during 2002, 2001 and 2000, respectively.

Cues manufactures systems utilizing closed circuit television and highly specialized rehabilitation equipment to inspect and repair underground sewer lines. The infiltration of groundwater into sewer pipelines through leaking joints and pipe fractures burdens the capacity of sewage treatment plants by increasing the volume of fluids being treated. Without a tightly maintained pipe network a treatment plant may become overwhelmed, resulting in raw sewage flowing into rivers, harbors, lakes or other bodies of water. The U.S. Environmental Protection Agency through the Clean Water Act imposes severe fines and penalties for such pollution. Leaking joints and pipe fractures can also contribute to sewer line damage that can be repaired, in severe cases, only by costly excavation. Cues mounts its systems in specially designed trucks and vans, which are sold as mobile units. Cues also designs and sells a range of portable systems that may be hand-carried or mounted on a wheeled dolly for ease of transport for use in difficult to access locations. In addition, Cues provides product servicing and replacement parts for its customers. Cues's principal customers are municipalities and contractors engaged in sewer inspection and repair. Cues is not directly engaged in the service business of maintaining and repairing sewer lines, but rather, primarily focuses on designing and manufacturing equipment for these uses.

Inspection and Rehabilitation Equipment

Cues's inspection and sealing equipment are integrated systems that provide the capability of inspecting underground sewer lines via remote control television cameras. The integrated systems have the capability of creating a permanent record on videotape of pipe conditions, recording distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for detecting leaking joints through an air pressure testing device and applying chemical sealant to repair small pipe fractures and leaking joints.

Cues also manufactures and sells a line of remotely-operated robotic cutting devices. These cutting devices reinstate or open lateral sewer lines, which are smaller-diameter pipes leading from residences or businesses into the main sewer pipes. The laterals become blocked during the in site process of relining the walls of mainline pipes with various resin-based cured-in-place materials.

Cues's inspection, cutting and sealing systems are placed in sewer lines through manholes. A television camera, positioned using either a motorized transporter or pulled on a skid assembly, relays a television picture of the interior of the sewer line via cable wire to a monitoring station in a mobile unit above ground. The television inspection system employs a three-inch-diameter color camera that can be remotely adjusted for close-up viewing of problem areas. By recording the position of the camera as it moves through the sewer lines, Cues's inspection and sealing equipment gives customers a permanent record of the condition of their sewer lines. If the television camera inspection of a sewer line reveals a leaking joint or pipe fracture, sealing equipment can be introduced and positioned through use of the camera to make the repair. Once the sealing module is positioned, inflatable packers seal off the line at either end of the damaged area and a chemical sealant is applied that penetrates the leak or fracture as well as the earth surrounding the pipe, hardening to seal the line. The sealing module may also be used to determine the structural integrity of the joint by applying air or water pressure against the walls of the joint. This pressure test enables the customers to detect leaking joints that may not be easily detected visually.

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

Cues has designed and written DataCap 4.0(TM) software, a data collection program, which offers the ability to capture full-length compressed video inspections in electronic storage media along with the ability to electronically capture still frame picture images of pipe conditions. The images, along with other inspection data such as site address, manhole information, defect severity, slope inclination or gradient, distance and chemical sealing information, are stored in a database format and may be transmitted via internet or facsimile for remote review. The data can also be sorted, searched and printed in reports that include pictures, graphs and text. The advantage of a computer program over the traditional videotape is primarily time savings for the city engineers, contractors and other users who are required to review inspection reports and catalog pipe conditions. The DataCap(TM) software is designed to operate in Windows95, Windows98, WindowsNT and Windows2000 operating system. By having in-house software engineers able to design and write computer code, management believes that Cues has an advantage over competitors due to the resulting ability of Cues to be more responsive to customer requests for customized reports and features. The DataCap(TM) software is installed on shock mounted computer hardware designed and built by Cues to be rugged for the mobile-unit environment. During 1999, Cues signed a mutually exclusive agreement with Hansen Information Technologies, Inc., a leading provider of asset management software to municipalities. The agreement allows the interchange of data between the DataCap(TM) and Hansen Infrastructure Management Solution's software and will assure users the ability to easily import and export files between the two database programs.

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Toronto, Canada; and Maastricht, the Netherlands. In Orlando and Montclair, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles and generators furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $144,000, $346,000 and $320,000, during the years 2002, 2001 and 2000, respectively. The decrease in warranty expense during 2002 resulted from a settlement of approximately $168,000 received from a vendor related to a specific product that caused excessive warranty in 1999.

Product Development

Cues has an ongoing program to improve its existing products and develop new products. During the years ended December 31, 2002, 2001 and 2000, Cues expended approximately $387,000, $266,000 and $282,000, respectively, for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes that the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 2003, Cues currently plans to spend approximately $400,000 (exclusive of such personnel expenses) for product development activities.

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

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more than 5% of Cues's 2002, 2001 or 2000 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 2002, 2001 and 2000, export sales to foreign countries represented approximately 10%, 10% and 14% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, currency and payment risks are minimized.

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

Employees

At December 31, 2002, Cues had 169 full and part-time employees. This includes five employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

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

ITEM 2.  PROPERTIES

Bickford's Restaurants leases land and/or buildings at 47 of its 63 locations, under lease agreements expiring on various dates (including extension options) through 2036. The majority of these leases are "triple net", requiring BFRI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments plus a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 2002:

                              Owned          Leased          Total
                             --------       --------       --------
    Massachusetts                  11             27             38
    Connecticut                     2              6              8
    Rhode Island                    1              6              7
    New Hampshire                   2              7              9
    Vermont                        --              1              1
                             --------       --------       --------
        Total                      16             47             63
                             --------       --------       --------

BFRI also owns a 4,000 square foot building in Boston, Massachusetts, which is used for the Restaurant Operations management and administrative headquarters. In addition, BFRI subleases one of its former restaurant locations in Massachusetts. ELXSI owns a 48,000 square foot office and manufacturing facility in Orlando, Florida, of which 36,000 square feet are currently being utilized by its Cues Division for manufacturing, while the remaining 12,000 square feet are being utilized for Cues and "Corporate" selling, general, and administrative functions. The Cues Division's old facility, consisting of 26,000 square feet also located in Orlando, Florida, is being partially used by Cues for manufacturing and storage, while approximately 2,000 square feet are being rented to a third party. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, the Netherlands, and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

In order to secure the Company's obligations under its senior bank credit facility with Bank of America, N.A. ("BofA"), substantially all of the Company's properties and assets have been pledged as collateral to BofA. In addition, a different bank holds first mortgages on two Restaurants as to which it provided certain financing.

ITEM 3.  LEGAL PROCEEDINGS

On November 25, 2002, James P. Shine ("Shine"), a former officer of the Restaurant Operations, filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Middlesex County (the "Court") against ELXSI and BFRI (the "Shine Litigation") seeking certain payments under a letter agreement with ELXSI dated December 11, 2001 entered into in connection with his exercise of phantom stock option rights granted to him in 1991. Shine has requested relief in the form of damages, interest and costs and obtained a $580,000 prejudgement attachment on three Restaurant properties owned by ELXSI in Middlesex County, Massachusetts.

In March 2003, the Company reached an agreement-in-principal with Shine, who is owed approximately $785,000 of which $589,000 was due on or before October 1, 2002. The agreement provides for the option holder to receive a second position lien on the Kingston, MA restaurant and restructures the principal payments to be due in 2007.

Other than the Shine Litigation, there are no material pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the Company or any of its subsidiaries is a party or of which any of their respective properties is the subject, nor are there any proceedings known by the Company to be contemplated by governmental authorities against the Company or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELXSI Corporation held its Annual Meeting of Stockholders on November 8, 2002. At the meeting, the stockholders:

o     approved the re-election of the Board of Directors of ELXSI Corporation;

o     approved the Company's 2002 Incentive Stock Option Plan; and

o ratified the appointment of Tedder, James, Worden and Associates, P.A., as the Company's independent accountants for fiscal year 2002.

With regard to the re-election of the Board of Directors, the voting was as follows:

                                                                Abstentions
                                                 Against/        and Broker
        Nominee                  For             Withheld        Non Votes
        -------            -------------       -------------   -------------
Farrokh H. Kavarana          2,372,266             211,089        1,444,682
Kevin P. Lynch               2,372,226             215,889        1,439,882
Alexander M. Milley          2,372,226             215,889        1,439,882
Denis M. O'Donnell           2,372,266             211,089        1,444,682
Robert C. Shaw               2,372,226             211,089        1,444,682

With regard to the resolution to approve the Company's 2002 Incentive Stock Option Plan, holders of 2,370,436 shares of the Company's common stock voted for the resolution to approve such Plan, while holders of 239,857 shares of common stock voted against the resolution and holders of 750 shares of common stock abstained from the vote.

Concerning the resolution to ratify the appointment of Tedder, James, Worden and Associates, P.A. as the Company's independent accountants for fiscal year 2002, holders of 2,371,279 shares of the Company's common stock voted to ratify such appointment, while holders of 5,203 shares of common stock voted against the resolution and holders of 2,506 shares of common stock abstained from the vote.


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


                                     2002                           2001
                          ---------------------------   ---------------------------
                              High           Low            High            Low
                          ------------   ------------   ------------   ------------

    First Quarter         $     10.000   $      6.560   $     12.000   $      9.250
    Second  Quarter             10.250          5.150         10.500          7.700
    Third Quarter                6.600          3.500         11.500          6.020
    Fourth Quarter               4.050          1.570          8.379          5.700


On March 10, 2003, the reported last sale price for the Company's Common Stock was $2.51 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of January 31, 2003, there were 275 holders of record of the Company's Common Stock.

Dividend History

The Company has never paid a cash dividend. Management will consider paying dividends depending on future earnings and cash flows of the Company and other relevant considerations.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in Thousands, Except Per Share Data)

                                                                     Year Ended December 31,
                                               -------------------------------------------------------------
                                                  2002         2001         2000         1999         1998
                                               ---------    ---------    ---------    ---------    ---------
Net Sales                                      $  98,828    $ 105,398    $ 103,710    $ 104,143    $  98,566
Costs and Expenses:
  Cost of sales                                  (82,099)     (87,437)     (83,594)     (81,703)     (77,327)
  General and administrative                     (10,125)     (11,874)      (9,544)      (9,014)      (9,269)
  Depreciation and amortization                   (4,235)      (4,579)      (4,318)      (3,870)      (3,529)
  Interest income                                     22        1,272        1,500          801          583
  Interest expense                                (1,550)      (1,844)      (1,303)        (832)        (807)
  Other income (expense)                             (88)          81         (272)        (293)        (193)
  (Provision) benefit for income taxes            (1,149)      (7,507)       6,890       11,118       (3,234)
  Cumulative effect of accounting change          (3,172)          --           --           --           --
                                               ---------    ---------    ---------    ---------    ---------

Net (loss) income                              $  (3,568)   $  (6,490)   $  13,069    $  20,350    $   4,790
                                               =========    =========    =========    =========    =========
Net (loss) income per common share
  Basic                                        $    (.89)   $   (1.61)   $    3.08    $    4.75    $    1.09
                                               =========    =========    =========    =========    =========
Diluted                                        $    (.89)   $   (1.61)   $    2.75    $    4.25    $     .98
                                               =========    =========    =========    =========    =========
Weighted average number of common and
 common equivalent shares
  Basic                                            4,027        4,043        4,246        4,283        4,400
  Assumed conversion of options and warrants          --           --          512          508          486
                                               ---------    ---------    ---------    ---------    ---------
  Diluted                                          4,027        4,043        4,758        4,791        4,886
                                               =========    =========    =========    =========    =========

Dividends                                              0            0            0            0            0
                                               =========    =========    =========    =========    =========

Other Data:

Working capital                                $   2,808    $  (2,767)   $   6,863    $  20,733    $  11,574
Total assets                                      78,699       88,454      102,522       89,851       66,636
Capitalized leases and long term debt             13,877       20,473       13,253       12,903        8,665
Stockholders' equity                              51,958       55,359       75,179       63,877       45,560


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

The Company's revenues and expenses resulted from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

Restaurant Operations. The Restaurants had sales of $68,928,000, cost of sales of $60,301,000, selling, general and administrative expenses of $2,467,000 and depreciation and amortization expense of $3,723,000, which yielded operating income of $2,437,000. In addition, the Restaurants had $139,000 of interest expense, related primarily to mortgage loans and capital leases, and other expense of $124,000, resulting in income before taxes of $2,174,000.

Cues Division. Cues had sales of $29,900,000, cost of sales of $21,798,000, selling, general and administrative expenses of $6,710,000 and depreciation and amortization expense of $512,000, which yielded an operating income of $880,000. In addition, Cues had $79,000 of interest expense, $12,000 of interest income and $5,000 of other income, resulting in income before taxes of $818,000.

Corporate. Corporate general and administrative expenses were $948,000. The major components of these expenses were legal expenses, audit and tax compliance expenses, shareholder services and bank fees. During 2002, the Company did not record any expense or pay any fees to Cadmus Corporation ("Cadmus") under a management agreement (see Note 6 to the Consolidated Financial Statements).

During 2002, the Company did not make any payments of principal to certain persons currently or formerly employed by the Restaurant Operations in connection with their phantom stock options, which they had exercised in full on July 2, 2001 (see Note 12 to the Consolidated Financial Statements). Under an agreed upon deferred payment schedule, these persons were to receive $3,638,000 in the aggregate of which not less than three-quarters of the balance was due to be paid by October 1, 2002 and the balance on October 1, 2003. As a result of a decrease in earnings and lack of borrowing availability, we did not make any principal payments during 2002 under the deferred payment schedule. The unpaid balance bears interest at 7% per annum.

During 2002, the Company recorded interest expense of $258,000. One of these former employees initiated a lawsuit against ELXSI and BRFI in connection with its non-payment of principal. See Item 3, "Legal Proceeding" above.

Corporate interest income was $10,000, which excludes all interest accrued during 2002 on loans to related parties (see Note 7 to the Consolidated Financial Statements). Interest accrued on these loans during 2002 was $1,158,000, but the Company received no payments thereon and suffered a deterioration in the value of the securities pledged as security thereof. Corporate interest expense was $1,332,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is Bank of America ("BofA"); Note 8 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 2002, the Company recorded a consolidated tax expense of $1,149,000, consisting of a current tax expense of $253,000 and deferred tax expense of $896,000.

Management periodically evaluates its future earnings likely to be realized during the remaining life of its net operating loss and tax credit carryforwards and the resulting anticipated level of realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. Taking into account reasonable and prudent tax planning strategies and future income projections, the net deferred tax asset of $14,903,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining lives. The remaining valuation allowance is necessary due to the magnitude of these net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

The Company's ability to utilize its net operating loss and tax credit carryforwards may be impaired or reduced under certain other circumstances. Events which may affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over any three-year period, as defined under the Internal Revenue Code (IRC). Management recognizes that it is limited in its ability to prevent such cumulative changes in ownership from occurring. If a change of ownership for tax purposes were to occur -- and no assurance can be given that one will not occur -- factors such as the number of common shares issued and outstanding, the market price of such shares, and short term treasury rates would be used to determine the amount of the tax loss and credit carryforwards that can be utilized each year under current tax laws.

Earnings Per Share. The 2002 basic and diluted loss per share was $0.89. The 2002 weighted average number of shares outstanding for the basic and diluted earnings per share was 4,027,000. The average stock price during 2002 was $5.87 and the market price at December 31, 2002 was $2.55.

YEAR ENDED DECEMBER 31, 2001

The Company's revenues and expenses resulted from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

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

Corporate. Corporate general and administrative expenses were $1,319,000. The major components of these expenses were $721,000 in management fees paid to Cadmus under a management agreement (see Note 7 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

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

During 2001, the Company reached an agreement with certain persons currently and formerly employed by the Restaurant Operations on the valuation of their phantom stock options, which they had exercised in full on July 2, 2001 (see Note 12 to the Consolidated Financial Statements). Under this agreement, the management group was to receive $3,638,000 in the aggregate. A deferred payment schedule was negotiated to provide for not less than three-quarters of the balance due to be paid by October 1, 2002 and the balance on October 1, 2003. The unpaid balance bears interest at 7% per annum. During 2001, the Company recorded interest expense of $66,000 for the period October 1 to December 31, 2001.

Corporate interest income was $1,201,000, consisting primarily of interest on loans to related parties (see Note 7 to the Consolidated Financial Statements). Corporate interest expense was $1,546,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is BofA; Note 8 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 2001, the Company recorded a consolidated tax expense of $7,507,000, consisting of a current tax benefit of $497,000 and deferred tax expense of $8,004,000.

Earnings Per Share. The 2001 basic and diluted loss per share was $1.61. The 2001 weighted average number of shares outstanding for the basic and diluted earnings per share was 4,043,000. The average stock price during 2001 was $8.44 and the market price at December 31, 2001 was $7.62.

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

Corporate. Corporate general and administrative expenses were $1,052,000. The major components of these expenses were $690,000 in management fees paid to Cadmus under a management agreement (see Note 7 to the Consolidated Financial Statements), legal expenses, audit expenses, and stockholder services and financial reporting expenses.

Corporate interest income was $1,491,000, consisting primarily of interest on loans to related parties (see Note 7 to the Consolidated Financial Statements). Corporate interest expense was $981,000, consisting primarily of the interest charges on senior bank debt.

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

COMPARISON OF 2002 RESULTS TO 2001 RESULTS

Sales during 2002 decreased $6,570,000, or 6.2%, gross profit decreased by $1,232,000, or 6.9%, selling, general and administrative expense decreased by $1,749,000, or 14.7%, and depreciation and amortization decreased by $344,000, or 7.5%, resulting in an increase in operating income of $861,000, or 57.1%, in each case as compared to 2001. Interest expense decreased by $294,000, or 15.9%, interest income decreased by $1,250,000, or 98.3%, and other expense increased by $169,000, or 208.6%. As a result, pre-tax income decreased $264,000, or 26.0% in 2002 compared to 2001. In 2002, the Company recorded income tax expense of $1,149,000 compared to income tax expense of $7,507,000 in 2001. The result of these changes was a decrease in the net loss before the cumulative effect of an accounting change of $6,094,000 in 2002 compared to 2001.

Restaurants Operations. Restaurants sales decreased by $4,231,000, or 5.8%, in 2002 compared to 2001. Same store sales decreased $3,206,000, or 4.8%, in 2002 compared to 2001. Also contributing to the 2002 sales decrease were lost sales of $1,313,000 due to four closed Restaurants partially offset by an increase in sales at new and non-comparable Restaurants of $288,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.3%, which was partially offset by menu price increases. The decrease in customer counts was primarily due to new competition and the continuing effect of the depressed

New England economy. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurants gross profit decreased by $714,000, or 7.6%, and gross profit as a percentage of sales decreased .3% in 2002 compared to 2001. Food costs decreased 1.3% from 23.8% of sales in 2001 to 22.5% of sales in 2002 primarily as a result of selectively changing food products and vendors resulting in lower costs while maintaining quality. Labor costs as a percentage of sales increased by 0.5%, from 40.1% in 2001 to 40.6% in 2002, due to competitive economic pressures causing higher average rates of pay for employees, increased staffing during peak business periods in order to enhance customer service, inefficiencies caused by the customer declines and higher worker's compensation insurance costs. Variable costs were approximately flat as a percentage of sales, while fixed costs increased 1.2% as a percentage of sales due primarily to higher liability and property insurance costs and the effect of the decline in customers.

Restaurants selling, general and administrative expense decreased by $32,000, or 1.3%, during 2002 compared to 2001.

Restaurants depreciation and amortization expense decreased by $197,000, or 5.0%, during 2002 as compared to 2001.

As a result of the above, Restaurant operating income decreased by $485,000, or 16.6%, in 2002 compared to 2001.

Cues Division. Cues's sales decreased by $2,339,000, or 7.3%, in 2002 compared to 2001. As a result of this sales decrease partially offset by a 0.4% increase in Cues's gross profit percentage in 2002 compared to 2001, gross profit decreased by $518,000, or 6.0%. The increase in the gross profit percentage was primarily the result of reductions in health insurance expense in 2002 and the inclusion in 2001 of a $514,000 charge to reduce the inventory carrying value to its estimated market value as a result of closing the Moscow Russia office. Despite the gross profit improvement as a result of the above items, reduction in selling prices as a result of competitive pricing pressures continued in 2002.

Selling, general and administrative expenses decreased by $1,346,000, or 16.7%, and depreciation and amortization expense decreased by $147,000, or 22.3%. The decrease in selling, general and administrative expenses was primarily related to a decrease in international selling expense of $997,000 as a result of the decision in December 2001 to close the Russian operations, which was opened in April 2001. In addition, selling expense decreased in 2002 compared to 2001 due to variable expense related to sales volume and a reduction in salaries and health insurance expenses. Warranty expense decreased as a result of receiving a final settlement from a vendor related to product sold and warranted in previous years. As a result of the above, operating income increased $975,000, or 1026%, in 2002 compared to 2001.

Corporate. Corporate's general and administrative expenses decreased by $371,000, or 28.1%, during 2002 compared to 2001, mainly due to the discontinuance of the Cadmus management fee in 2002. This decrease, however, was partially offset by an increase in professional fees and bank fees. Interest expense decreased by $214,000, or 13.8%, in 2002 compared to 2001 as a result of a lower average debt balance partially offset by higher borrowing rates. Interest income decreased by $1,191,000, or 99.2%, in 2002 compared to 2001, mainly due to a decrease in the amount of related party note receivable interest income recorded in 2002.

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

Restaurants Operations. Restaurants sales decreased by $3,125,000, or 4.1%, in 2001, which had 52 weeks compared to 53 weeks in 2000. Excluding the effect of the 53rd week in 2000, the sales decrease was $1,880,000, or 2.5%. Same store sales decreased $2,876,000, or 4.4%, in 2001 compared to 2000, which included the extra week. Also contributing to the 2001 sales decrease were lost sales of $1,672,000 due to three closed Restaurants, a decrease in sales at non-comparable Restaurants of $1,356,000 (including one restaurant closed as a result of a fire and one closed for construction of a replacement facility) and a decrease in sales of converted restaurants of $236,000. These decreases were partially offset by sales at new Restaurants totaling $3,015,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 9.3% partially offset by menu price increases. The 53rd week in 2000 added approximately $1,245,000 in sales and 192,000 in customers. Excluding the 53rd week in 2000, the 2001 same store sales and customer counts would have decreased 2.5% and 7.5%, respectively, compared to 2000. The decrease in customer counts was primarily due to the worsening economy especially after the September 11, 2001 terrorist attack, new competition in certain market areas, the impact of adverse weather, the negative effect of the implementation of local non-smoking regulations and local shopping center closings.

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

Selling, general and administrative expenses increased by $2,033,000, or 33.8%, and depreciation and amortization expense decreased by $109,000, or 14.2%. The increase in selling, general and administrative expenses was primarily related to an increase in international selling expense of $1,021,000. In December 2001, in addition to the inventory charge discussed above, the Company recorded charges for severance and other closing-related costs of approximately $356,000 related to the closing of the Moscow office. Prior to the closing decision, approximately $665,000 was incurred in the sales and marketing effort in Russia. The remaining increase in selling, general and administrative costs of $1,012,000, was primarily due to an increase in domestic field sales and support staff including headcount and benefits increases. As a result of the above, operating income decreased $1,144,000, or 109.1%, in 2001 compared to 2000.

Corporate. Corporate's general and administrative expenses increased by $267,000, or 25.4%, during 2001 compared to 2000, mainly due to an increase in professional fees, bank fees and a slight increase in management fee expense. Interest expense increased by $565,000, or 57.6%, in 2001 compared to 2000. Included in the increase in interest expense is an increase in the amortization of deferred debt costs of $272,000. The remaining increase in interest expense is the result of a higher average debt balance during 2001 compared to 2000 partially offset by lower interest rates in 2001. Interest income decreased by $290,000, or 19.5% in 2001 compared to 2000, mainly due to a decrease in the average outstanding related party receivable from Cadmus.

INFLATION

Inflation and changing prices have not had a material impact on the Company's results of operations during any of the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash positions at December 31, 2002 and 2001 was $777,000 and $1,194,000, respectively. The Company's borrowing availability under its bank line of credit at December 31, 2002 and 2001 was $2,533,000 and $939,000, respectively. The Company has a cash management system whereby cash generated by operations is used to immediately reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by borrowings.

During 2002, the Company had cash flow from operations of $8,369,000. The cash flow from operations, the proceeds from the sale of property, building and equipment of $1,452,000 and the collection of notes receivable of $70,000 funded the purchase of property, plant and equipment of $3,634,000, the payment of net borrowings under the Bank line of credit and term loan of $5,873,000, principal payments of other debt totaling $239,000, the purchases of common stock for $52,000, the payments of deferred financing fees of $26,000 and the payment of capital lease obligations of $484,000. During 2002, current assets decreased by $2,713,000, primarily due to a decrease in cash and cash equivalents, a decrease in Cues accounts receivable and a decrease in corporate taxes receivable which was partially offset by an increase in prepaid expense and other current assets and deferred tax assets. Current liabilities decreased $8,288,000 in 2002 compared to 2001 primarily as a result of reducing bank debt and reclassifying the phantom option liability to a long-term liability at December 31, 2002.

Under the terms of its line of credit and term loan agreement with BofA, the Company is required to meet certain covenants, including financial covenants relating to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), fixed charge coverage ratio and restrictions on capital expenditures. On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. On December 30, 2002 and January 31, 2003, under amendments to the New Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 (the "IDB Bonds"), into a second term loan with BofA due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants, and therefore was in default under the provisions of the New Credit Agreement. On January 31, 2003, the Company entered into an amendment to the New Credit Agreement that included a waiver by BofA of all 2002 covenant violations. This amendment also included the following terms, which represent changes from the New Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee;

(2) at the Company's option, a further extension of the maturity date of all BofA debt until January 31, 2004 with the payment of an additional fee of $50,000 in June 2003; (2) interest on all BofA debt at BofA's prime rate plus 3.5% (which interest rate will increase to BofA's prime rate plus 5% if the Company exercises its option to extend the maturity date of all BofA debt until January 31, 2004); (3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company has obtained by that date an acceptable loan commitment letter from another lender or has hired an investment banker to sell either its Cues Division or Restaurant Operations; and (4) the establishment of revised covenants for 2003, including an EBITDA, net worth and capital expenditure covenant.

The Company expects to be in compliance with the revised terms and covenants of the New Credit Agreement as amended; however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The consolidated financial statements include an independent auditor's report which indicates that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity on January 31, 2004. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the Agreement, the Company believes several options are available to generate additional liquidity.

Future Needs for and Sources of Capital. Management believes that cash generated by operations plus cash available under the New Credit Agreement, as amended, will be sufficient to fund future operations, including interest payments on bank debt and payments due under the phantom stock option plan. Management believes that the bank line of credit and term loans with BofA will be refinanced prior to their maturity date of June 30, 2003 or extended maturity date of January 31, 2004.

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

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with particular customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore the need to revise the estimate for bad debts. Generally, Cues has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. During 2002, the Company increased its allowance for doubtful accounts as a result of a bankruptcy filing by a contractor-customer of Cues. The allowance for doubtful accounts totaled $374,000 and $193,000 at December 31, 2002 and 2001, respectively.

Inventories. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes a review for obsolete inventory and an analysis of slow moving and potential excess inventory items. Events which could affect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for Cues's products due to economic conditions, innovations or new technologies introduced by Cues or its competitors, price decreases by competitors on specific products or systems, and any discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product. At December 31, 2002 and 2001, the reserve for obsolete and slow moving inventory was $1,893,000 and $1,886,000, respectively.

Deferred Tax Assets. The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards, totaling $12,634,000 and $11,394,000 at December 31, 2002 and 2001, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

Related Party Notes Receivable. The Company is owed substantial amounts under related party promissory notes receivable (see Note 7 to the Consolidated Financial Statements). These notes have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2002 and 2001. Alexander M. Milley and certain companies he controls have guaranteed payment of these notes. In addition, Mr. Milley and these companies have pledged certain assets, including shares of Company Common Stock, under pledge and security agreements. A permanent decline in the value of the Company's stock or other assets pledged as collateral or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay its outstanding debt.

Impairment of Long-Lived Assets. The Company's long lived-assets include $1,785,000 and $4,989,000 of goodwill and trademarks at December 31, 2002 and 2001, respectively. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") in 2002. As a result of the adoption of FAS 142 during the year ended December 31, 2002, the Company recorded a loss for the cumulative effect of an accounting change related to the goodwill impairment at the Cues Division in the amount of $3,172,000. The Company did not record any impairment losses related to goodwill and or trademarks in the Restaurant Operations Division during 2002.

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

Recent Accounting Pronouncements

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets", were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the Company's first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the previous undiscounted cash flow policy utilized by the Company. During the year ended December 31, 2002, the Company recorded a loss for the cumulative effect of an accounting change related to the goodwill impairment at the Cues Division in the amount of $3,172,000. The Company did not record any impairment losses related to goodwill and or trademarks in the Restaurant Division during 2002. The new approach may result in impairment charges and reductions in the carrying amount of the remaining goodwill on the Company's Consolidated Balance Sheets and as a result, the Company may be subject to earnings volatility if additional goodwill impairment occurs at a future date.

FAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. FAS 143, which became effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact its Consolidated Financial Statements.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which became effective for the Company beginning with it's first quarter of 2002, establishes a single accounting model for long-lived assets to be disposed of by sale, and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 2002, the Company had approximately $12.6 million in variable, market-rate based debt outstanding. The market risk is considered minimal (based upon a 10% increase or decrease in interest rates from their December 31, 2002 levels).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 2002, together with the report thereon of Tedder, James, Worden & Associates, P.A. dated March 6, 2003 (except for Notes 8 and 12 for which the date is March 31, 2003), are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this Report.

The Consolidated Financial Statements of the Company for each of the fiscal years in the two-year period ended December 31, 2001, together with the report thereon of PricewatehouseCoopers LLP dated April 23, 2002, are included in this report commencing on page F-2 and are listed under Part IV, Item 15 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2002, the Company changed its independent accountant to Tedder, James, Worden and Associates, P.A. The Company's Form 8-K dated July 24, 2002 and filed with the Commission on July 30, 2002 discusses this action.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item will be filed within 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be filed within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item will be filed within 120 days after December 31, 2002.

Equity Compensation Plan Information.

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended December 31, 2002 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.


                          Number of securities          Weighted-average          Number of securities
                            to be issued upon           exercise price of        remaining available for
                              exercise of                  outstanding            future issuance under
        Plan               outstanding options          options, warrants         equity compensation
      Category             warrants and rights             and rights                     plans
   ---------------        -----------------------      --------------------      -----------------------
Equity compensation
plans approved by
security holders                          854,282                      7.20                      153,178

Equity compensation
plans not approved by
security holders                                0                         0                            0
                          -----------------------      --------------------      -----------------------
Total                                     854,282                      7.20                      153,178
                          =======================      ====================      =======================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item will be filed within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company's internal controls and procedures for financial reporting the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect our internal controls and procedures for financial reporting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) Documents filed as part of this report:

Index to Consolidated Financial Statements
------------------------------------------

                                                                         Page
                                                                       Number(s)
                                                                       ---------
1.  Financial Statements
      Independent Auditors' Report for the year ended
         December 31, 2002                                               F-1
      Report of Independent Certified Public Accountants for the
         years ended December 31, 2001 and 2000                          F-2
      Consolidated Balance Sheets at December 31, 2002 and 2001      F-3 to F-4
      Consolidated Statements of Income and Comprehensive
         Income for the three years ended December 31, 2002              F-5
      Consolidated Statements of Stockholders' Equity for the
         three years ended December 31, 2002                             F-6
      Consolidated Statements of Cash Flows for the three years
         ended December 31, 2002                                     F-7 to F-8
      Notes to Consolidated Financial Statements                     F-9 to F-33


                                                                         Page
                                                                         ----
2.  Financial Statement Schedules
      Independent Auditors' Report on Financial Statement
      Schedules for year ended December 31, 2002.                        S-1
      Independent Auditors' Report on Financial Statement
      Schedules for years ended December 31, 2001 and 2000.              S-2

      Schedule
       Number       Description                                          Page
       ------       -----------                                          ----

        II          Valuation and Qualifying Accounts and Reserves       S-3

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits

Exhibit
Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation, ELXSI, Cadmus Corporation ("Cadmus") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed November 13, 1992 (File No 000-11877)).

2.2 Family Restaurant Sale and Purchase Agreement, between Marriott Family Restaurants, Inc. ("Marriott") and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.3 Side Letter to the Family Restaurant Sale and Purchase Agreement between Marriott and the Company dated February 28, 1991. (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.4 Assignment and Guaranty of Family Restaurants Sale and Purchase Agreement and Side Letter, between the Company, Marriott and ELXSI dated June 29, 1991. (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.6 Real Estate Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.7 Agreement Concerning Massachusetts and Connecticut Liquor Licenses between ELXSI and Marriott dated July 1, 1991. (Incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

2.8 Contribution Agreement, dated as of December 29, 2000, by and among ELXSI, Bickford's Holdings Company, Inc. and Bickford's Family Restaurants, Inc., including forms of intercompany notes issued to ELXSI and Certificate of Designations for preferred stock issued to ELXSI. (Incorporated herein by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

3.1        Restated Certificate of Incorporation of the Company, as amended.
           (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 000-11877)).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 27, 1992. (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 19, 1998. (Incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on form 8-K, dated March 19, 1999 (File no. 000-11877)).

3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 9, 1999. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 (Registration No. 333-33300)).

3.5        Bylaws of the Company. (Incorporated herein by reference to Exhibit
           3.3 to the Company's Current Report on Form 8-K dated June 24, 1997 and filed on June 26, 1997 (File No. 000-11877)).

4.1 Series A Warrant No. A-7 to purchase 50,000 shares of Common Stock issued to Eliot Kirkland L.L.C. ("EKLLC"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-11877)).

4.2 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

4.3 Form of Fourth Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant (Filed herewith).

4.4 Series A Warrant No. A-6 to purchase 150,500 shares of Common Stock issued to the Alexander M. Milley Irrevocable Trust I U/A dated May 9, 1994. (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

4.5 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

4.6 Form of Fourth Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant (Filed herewith).

4.7 Series C Warrant No. C-3 to purchase 68,762 shares of Common Stock issued to EKLLC. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-11877)).

4.8 Form of Third Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

4.9 Form of Fourth Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Filed herewith).

4.10 Amended and Restated Registration Rights Agreement dated as of January 23, 1990 among the Company, Milley & Company ("M&C") and Continental Illinois Equity Corporation. (Incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 000-11877)).

4.11 Exercise of Option and Assignment of Registration Rights executed by ELX Limited Partnership ("ELX") and The Airlie Group, L.P. ("Airlie") dated November 30, 1994. (Incorporated herein by reference to Exhibit
           4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

4.12 Amended and Restated Loan and Security Agreement, dated as of April 22, 2002 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-11877)).

4.13 First Amendment to Amended and Restated Loan And Security Agreement dated as of August 5, 2002 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Filed herewith).

4.14 Second Amendment to Amended and Restated Loan And Security Agreement dated as of December 30, 2002 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Filed herewith).

4.15 Third Amendment to Amended and Restated Loan And Security Agreement dated as of January 31, 2003 between ELXSI, Bickford's Holding Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Filed herewith).

4.16 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.17 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.18 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 000-11877)).

4.19 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.20 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.21 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.22 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 000-11877)).

4.23 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

4.24 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

10.1 The Company's 1987 Incentive Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 000-11877)).

10.2 The Company's 1987 Supplemental Stock Option Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 000-11877)).

10.3 The Company's 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.4 The Company's 1995 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 333-64205)).

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

10.7 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed on April 17, 1998 (File No. 000-11877)).

10.8 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed on April 23, 1999 (File No. 000-11877)).

10.9 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to the Company's Form S-8 Registration Statement filed March 27, 2000 (Registration No. 333-33300)).

10.10 The Company's 2001 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 2001 (File No. 000-11877)).

10.11 The Company's 2002 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on October 21, 2002 (File No. 000-11877)).

10.12 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.13 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.14 Letter agreement dated December 11, 2001 between ELXSI and the management of the Bickford's Division holding rights under the ELXSI 1991 Phantom Stock Option Plan setting forth the amounts and timing of payments thereunder as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.15 Letter Agreement by and between ELXSI and Robert Germaine dated March 28, 2003.

10.16 Letter Agreement by and between ELXSI and Lawrence Pszenny dated March 28, 2003.

10.17 Letter Agreement by and between ELXSI and Daniel Bloodwell dated March 28, 2003.

10.18 Management Agreement between Winchester National, Inc. (d/b/a M&C) and the Company dated September 25, 1989. (Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-11877)).

10.19 Assignment of Management Agreement dated June 28, 1991 among the Company, Winchester National, Inc., ELXSI and Milley Management Incorporated ("MMI"). (Incorporated herein by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.20 Management Agreement Extension dated September 25, 1992 between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.21 Assignment to Cadmus ("Cadmus"), dated January 1, 1994, of MMI's rights under the extended Management Agreement dated September 25, 1992, as amended, between ELXSI and MMI. (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.22 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K dated and filed July 9, 1997 (File No. 000-11877)).

10.23 Promissory Note of ELX payable to the Company dated December 8, 1994 in the amount of $1,155,625.00 due December 8, 1997. (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

10.24 Letter Agreement dated December 8, 1997, from the Company to ELX extending the term of the foregoing. (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-11877)).

10.25 Letter Agreement dated December 8, 2000, from the Company to ELX further extending the term of the foregoing to December 8, 2003 and increasing the amount to $1,472,074 (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.26 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,606,278, amending and restating the foregoing Promissory Note (as so amended) of ELX. (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.27 Promissory Note of ELX payable to the Company, dated December 30, 1996, in the amount of $909,150 due on December 30, 1999. (Incorporated herein by reference to Exhibit E to the Amendment No. 10 to the Schedule 13D of Alexander M. Milley, MMI, ELX, Cadmus and EKLLC, dated January 7, 1997, filed in respect to the Company's Common Stock).

10.28 Letter Agreement dated December 30, 1999, from the Company to ELX extending the term of the foregoing to December 31, 2002 and increasing the amount to $1,150,959. (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0000-11877)).

10.29 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,362,489, amending and restating the foregoing Promissory Note (as so amended) of ELX. (Incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.30 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report dated July 9, 1997 filed on July 9, 1997 (File No. 000-11877)).

10.31 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.32 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and David M. Doolittle. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-11877)).

10.33 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.34 Form of $2,000,000 Secured Promissory Note of Cadmus payable to ELXSI, dated June 27, 1997. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.35 Letter agreement dated June 25, 1999 from ELXSI to Cadmus extending the term of the foregoing Secured Promissory Note. (Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.36 Amended and Restated Secured Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $2,000,000, amending and restating the foregoing Secured Promissory Note (as so amended) of Cadmus. (Incorporated herein by reference to Exhibit
           10.36 to the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.37 Form of Promissory Note of Cadmus payable to ELXSI, dated December 28, 2000, in a maximum amount of $10,000,000 Note. (Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.38 Amended and Restated Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $7,003,364, amending and restating the foregoing Promissory Note of Cadmus (as so amended). (Incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K to the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.39 From of guaranty instrument executed by Alexander M. Milley in relation to the above two notes. (Incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (file No. 000-11877)).

10.40 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by ELX to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.41 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Cadmus to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.42 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Alexander M. Milley, MMI and Winchester National, Inc. to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

16.1 Letter from PricewaterhouseCoopers LLP to the Commission dated July 24, 2002. (Incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 24, 2002 and filed with the Commission on July 30, 2002 (File No. 000-11877)).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

23.1       Consent of Tedder, James, Worden and Associates, P.A.

23.2       Consent of PricewaterhoouseCoopers LLP

4. Reports on Form 8-K. No current reports on Form 8-K have been filed during the last quarter for the period covered by this report

99.1       Certifications pursuant to Sections 906 of the Sarbanes-Oxley Act of
           2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELXSI CORPORATION

                                       BY: /s/ ALEXANDER M. MILLEY
                                           -------------------------------------
                                           Alexander M. Milley
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Dated:   March 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                          Date
---------------------------    -----------------------------      --------------

/s/ ALEXANDER M. MILLEY        Chairman of the Board,             March 15, 2003
---------------------------     President and Chief Executive
     Alexander M. Milley        Officer (Principal Executive Officer)


/s/ ROBERT C. SHAW             Director and Vice President        March 15, 2003
---------------------------
     Robert C. Shaw

/s/ DAVID M. DOOLITTLE         Vice President, Treasurer          March 15, 2003
---------------------------     and Secretary (Chief
     David M. Doolittle         Accounting Officer and
                                Principal Financial Officer)

/s/ KEVIN P. LYNCH             Director and Vice President        March 15, 2003
---------------------------
     Kevin P. Lynch

/s/ FARROKH K. KAVARANA        Director                           March 15, 2003
---------------------------
     Farrokh K. Kavarana

/s/ DENIS M. O'DONNELL         Director                           March 15, 2003
---------------------------
     Denis M. O'Donnell

                                 CERTIFICATIONS


     I, Alexander M. Milley, certify that:


1.   I have reviewed this annual report on Form 10-K of ELXSI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 15, 2003

By: /s/ ALEXANDER M. MILLEY
    ----------------------------
    Alexander M. Milley
    Chairman of the Board, President and Chief Executive Officer

     I, David M. Doolittle, certify that:

1.   I have reviewed this annual report on Form 10-K of ELXSI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 15, 2003

By: /s/ DAVID M. DOOLITTLE
    --------------------------
    David M. Doolittle
    Treasurer, Secretary and Chief Financial Officer

                          Independent Auditors' Report

To the Board of Directors and Stockholders of ELXSI Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of ELXSI Corporation and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ELXSI Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's primary bank credit facility includes certain default provisions that allow the bank, based on its subjective determination, to consider the bank credit facility to be in default and accelerate the maturity date. In the event of acceleration, the Company would be required to fund substantially all of its debt, which would raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of such acceleration.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 as required by the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 6, 2003, except as to Notes 8 and 12, which are as of March 31, 2003

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

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
April 23, 2002
Tampa, Florida

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                    December 31,    December 31,
                                                        2002          2001
                                                    ------------   ------------
Current assets:

   Cash and cash equivalents                        $        777   $      1,194

   Accounts receivable, less allowance for
     doubtful accounts of $374 and $193 in 2002
     and 2001, respectively                                4,699          6,116

   Income taxes receivable                                   252          1,630

   Inventories                                            14,616         14,734

   Prepaid expenses and other current assets                 842            450

   Deferred tax asset                                      4,104          3,879
                                                    ------------   ------------

      Total current assets                                25,290         28,003

Property, buildings and equipment, net                    32,294         34,588

Intangible assets, net                                     1,785          4,986

Deferred tax asset - noncurrent                           10,799         10,140

Deferred charge (Note 6)                                   8,074          9,913

Other                                                        457            824
                                                    ------------   ------------

      Total assets                                  $     78,699   $     88,454
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,   December 31,
                                                        2002           2001
                                                    ------------   ------------
Current liabilities:
   Accounts payable                                 $      2,734   $      2,585
   Accrued expenses                                        6,492          6,399
   Capital lease obligations - current                        54            105
   Current portion of long-term debt                      13,202         18,953
   Other current liabilities                                  --          2,728
                                                    ------------   ------------

        Total current liabilities                         22,482         30,770

Capital lease obligations - non current                      578          1,011
Long-term debt                                                43            404
Other non current liabilities                              3,638            910
                                                    ------------   ------------

      Total liabilities                                   26,741         33,095
                                                    ------------   ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
 Preferred Stock, Series A Non-voting

   Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                              --             --
   Common Stock, par value $0.001 per share
    Authorized--60,000,000 shares
    Issued and outstanding--4,012,197
    at December 31, 2002 and 4,027,997
    at December 31, 2001                                       4              4
   Additional paid-in-capital                            221,194        221,246
   Notes receivable - related parties                    (11,972)       (11,972)
   Accumulated deficit                                  (156,982)      (153,414)
   Accumulated other comprehensive income                   (286)          (505)
                                                    ------------   ------------

        Total stockholders' equity                        51,958         55,359
                                                    ------------   ------------

      Total liabilities and stockholders' equity    $     78,699   $     88,454
                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION

    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)

                                                        Year Ended December 31,
                                                 -----------------------------------
                                                    2002         2001         2000
                                                 ---------    ---------    ---------
Net sales                                        $  98,828    $ 105,398    $ 103,710
Costs and expenses:
  Cost of sales                                     82,099       87,437       83,594
  Selling, general and administrative               10,125       11,874        9,544
  Depreciation and amortization                      4,235        4,579        4,318
                                                 ---------    ---------    ---------

Operating income                                     2,369        1,508        6,254

Other income (expense):

  Interest income                                       22        1,272        1,500
  Interest expense                                  (1,550)      (1,844)      (1,303)
  Other income (expense)                               (88)          81         (272)
                                                 ---------    ---------    ---------

Income before income taxes                             753        1,017        6,179
(Provision) benefit for income taxes                (1,149)      (7,507)       6,890
                                                 ---------    ---------    ---------

Net (loss) income before cumulative
  effect of accounting change                         (396)      (6,490)      13,069

Cumulative effect of accounting change
  for SFAS No. 142                                  (3,172)          --           --
                                                 ---------    ---------    ---------

Net (loss) income                                   (3,568)      (6,490)      13,069

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustment              124         (102)         (56)
  Adjustment for cash flow hedge                        95          (95)          --
                                                 ---------    ---------    ---------

Comprehensive (loss) income                      $  (3,349)   $  (6,687)   $  13,013
                                                 =========    =========    =========

Net (loss) income per common share:

  Basic                                          $    (.89)   $   (1.61)   $    3.08
                                                 =========    =========    =========
  Diluted                                        $    (.89)   $   (1.61)   $    2.75
                                                 =========    =========    =========
Weighted average number of common
  and common equivalent shares:

  Basic                                              4,027        4,043        4,246
                                                 =========    =========    =========
  Diluted (Note 12)                                  4,027        4,043        4,758
                                                 =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                                                                          Accumulated
                                           Common Stock         Additional     Related        Accum-         Other
                                     ------------------------     Paid-In-      Party         ulated     Comprehensive
                                       Shares        Dollars      Capital       Notes         Deficit    Income (Loss)
                                     ----------    ----------   ----------    ----------    ----------   -----------
Balance at December 31, 1999          4,275,477    $        4   $  224,118    $       --    $ (159,993)   $     (252)

Foreign currency translation
  adjustment, net of tax                     --            --           --            --            --           (56)
Purchase and retirement of
  Common Stock                         (162,900)           --       (1,849)           --            --            --
Exercise of Common Stock options
  to purchase Common Stock               21,798            --          138            --            --            --
Net income                                   --            --           --            --        13,069            --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2000          4,134,375             4      222,407            --      (146,924)         (308)

Foreign currency translation
  adjustment, net of tax                     --            --           --            --            --          (102)
Adjustment to recognize fair value
  of cash flow hedge, net of tax             --            --           --            --            --           (95)
Purchase and retirement of
  Common Stock                         (108,712)           --       (1,183)           --            --            --
Exercise of Common Stock options
  to purchase Common Stock                2,487            --           22            --            --            --
Reclassification of related party
  notes receivable                           --            --           --       (11,478)           --            --
Increase in related party notes
  receivable                                 --            --           --          (494)           --            --
Adjustment for fractional shares           (153)           --           --            --            --            --
Net loss                                     --            --           --            --        (6,490)           --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001          4,027,997             4      221,246       (11,972)     (153,414)         (505)

Foreign currency translation
  adjustment, net of tax                     --            --           --            --            --           124
Adjustment to recognize fair value
  of cash flow hedge, net of tax             --            --           --            --            --            95
Purchase and retirement of
  Common Stock                          (15,800)           --          (52)           --            --            --
Net loss                                     --            --           --            --        (3,568)           --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2002          4,012,197    $        4   $  221,194    $  (11,972)   $ (156,982)   $     (286)
                                     ==========    ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                Year Ended December 31,
                                                      ----------------------------------------
                                                         2002           2001           2000
                                                      ----------     ----------     ----------
Cash flows provided by operating activities:
Net (loss) income                                     $   (3,568)    $   (6,490)    $   13,069
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
  Depreciation and amortization                            4,235          4,579          4,318
  Cumulative effect of accounting change                   3,172             --             --
  Amortization of deferred debt costs                        292            297             25
  Loss on disposal of equipment                              270             86             32
  Gain on sale of intangible                                  --             --            (60)
  Net realized loss on sale of trading securities             --             --            165

(Increase) decrease in assets:

  Accounts receivable                                      1,417         (1,272)          (735)
  Income tax receivable                                    1,378         (1,630)            --
  Inventories                                                118         (1,790)          (342)
  Prepaid expenses and other current assets                 (392)          (121)           (49)
  Deferred tax asset                                        (884)         5,440          1,711
  Deferred charge                                          1,839          2,504        (12,417)
  Other                                                      250           (227)            50
Increase (decrease) in liabilities:
  Accounts payable                                           149           (876)           194
  Accrued expenses                                            93           (414)           825
  Other current and non current liabilities                   --            (62)            --
                                                      ----------     ----------     ----------
  Net cash provided by operating activities                8,369             24          6,786
                                                      ----------     ----------     ----------

Cash flows used in investing activities:

  Purchase of property, buildings and equipment           (3,634)        (4,500)        (6,461)
  Net repayments from (loans to) related party                --           (494)         2,620
  Proceeds from sale of property, building
     & equipment                                           1,452            175            100
  Net purchase of trading securities                          --             --         (2,346)
  Proceeds from sale of intangible asset                      --             --            105
  Collection of notes receivable - related party              --             --            135
  Collection of notes receivable                              70             --             --
  Purchase of equity investment                               --             --           (210)
                                                      ----------     ----------     ----------
  Net cash used in investing activities                   (2,112)        (4,819)        (6,057)
                                                      ----------     ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)

                                                                          Year Ended December 31,
                                                                ----------------------------------------
                                                                   2002           2001           2000
                                                                ----------     ----------     ----------
Cash flows (used in) provided by financing activities:
  Net (payments) borrowings on line of credit                       (5,873)         7,361            648
  Payments of long-term debt                                          (239)          (244)          (246)
  Purchase of Common Stock                                             (52)        (1,183)        (1,849)
  Proceeds from exercise of Common Stock
    options                                                             --             22            138
  Payment of deferred fees                                             (26)          (449)          (355)
  (Decrease) Increase in capital lease obligations                    (484)           103            (52)
                                                                ----------     ----------     ----------
  Net cash (used in) provided by financing activities               (6,674)         5,610         (1,716)
                                                                ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents                      (417)           815           (987)

Cash and cash equivalents, beginning of period                       1,194            379          1,366
                                                                ----------     ----------     ----------

Cash and cash equivalents, end of period                        $      777     $    1,194     $      379
                                                                ==========     ==========     ==========
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:

     Interest                                                   $    1,333     $    1,502     $    1,356
     Taxes                                                             561          2,151          2,317


Non Cash Investing Activities:

During 2001, the Company converted approximately $494,000 of interest due from related parties to a note receivable.

During 2000, the Company converted approximately $316,000 of interest due from related parties to a note receivable.


The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001

Note 1.  The Company

General. ELXSI Corporation (together with its subsidiaries, the "Company") operates principally through its two wholly-owned subsidiaries, ELXSI, a California corporation ("ELXSI"), and Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of the following business segments: a restaurant chain in New England and an equipment manufacturer headquartered in Orlando, Florida.

Restaurant Operations. On July 1, 1991, ELXSI acquired 30 Bickford's Restaurants and 12 Howard Johnson's restaurants from Marriott Family Restaurants, Inc. These Restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

On December 30, 2000, ELXSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), all of the restaurants and substantially all of the related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During 2002, we reopened one Bickford's Restaurant in Worcester, MA, we closed three Bickford's Restaurants and we subleased one Bickford's Restaurant to another restaurant chain. As of December 31, 2002, the Company had 63 Bickford's Restaurants owned and operated by BFRI (the "Restaurants" or "Restaurant Operations").

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of ELXSI Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition. Revenues for the restaurant operations are recognized when services are provided to customers. Revenues for the equipment manufacturer are recognized when products are shipped and the risk of loss transfers to an unrelated third party or when services are provided to customers.

Cash and Cash Equivalents. The Company has a cash management system whereby substantially all cash generated by operations is used to reduce debt. Cash and cash equivalents include cash on hand and bank deposits.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and long-term debt approximates fair value primarily due to the short-term maturity of those instruments and the variable, market-rate based nature of the interest rates associated with the long-term debt.

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on numerous factors including past transaction history with the customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or periodically as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in a higher than expected uncollectible accounts, and therefore, the need to revise the estimate for bad debts. Generally, the Company has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. During 2002, the Company increased the allowance for doubtful accounts as a result of a bankruptcy filing by a contractor-customer of Cues. As of December 31, 2002 and 2001, the allowance for doubtful accounts totaled $374,000 and $193,000, respectively.

Inventories. Inventories are stated at the lower of cost or market determined by the first-in, first-out method. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes the analysis of regular cycle counts, a review for obsolete inventory and an analysis of potential slow moving and excess inventory items. Events which could effect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for the Company's products due to economic conditions, innovations or technology introduced by Cues or a competitor, price decreases by competitors on specific products or systems, or the discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product. At December 31, 2002 and 2001, the reserve for obsolete and slow moving inventory was $1,893,000 and $1,886,000, respectively.

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

         Buildings                                30 years
         Building improvements                    20 years
         Equipment, furniture and fixtures       3-7 years

Depreciation expense for 2002, 2001 and 2000 was $4,206,000, $4,340,000 and
$4,079,000, respectively.

Normal repairs and maintenance are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The property, building and equipment accounts are relieved of the cost of the items being replaced and the accumulated depreciation of disposed assets is eliminated, with any resulting gain or loss on disposal being recorded in other income or expense.

Restaurant Opening Costs. Non-capital expenditures incurred in opening new restaurants are expensed as incurred.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Trademarks. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The adoption of FAS 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and trademarks to current carrying value. Upon adoption, the Company recorded a loss as a cumulative effect of an accounting change of $3,172,000 related to goodwill in the Cues division. Prior periods have not been restated for the adoption of FAS 142. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company will perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Goodwill and other intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of FAS 142 are Restaurants and Equipment. Impairment assessments are performed using a variety a methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors (see Note 4). Trademarks are being amortized over their useful lives of 35 years. The Company reviews such trademarks for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

Deferred Debt Costs. Deferred debt costs are amortized over the term of the loan and charged to interest expense using the effective interest method. As of December 31, 2002 and 2001, $295,000 and $564,000, respectively, remained to be amortized over future periods.

Amortization expense in 2002, 2001 and 2000 was $292,000, $297,000 and $25,000,
respectively.

Related Party Notes Receivable. The Company is owed substantial amounts under related party promissory notes receivable as discussed in Note 7 to the consolidated financial statements. These notes receivable have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2002 and 2001. Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and principal stockholder, and certain companies he controls guaranteed payment of the notes receivable. In addition, Mr. Milley and these companies have pledged assets, including Company Common Stock along with other assets, under a pledge and security agreement. A permanent decline in the value of the Company's Common Stock or other assets pledged as collateral or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay outstanding debt.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and notes receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collection of all accounts receivable.

The Company does not rely on any one vendor or supplier for its raw materials, and management believes that alternative suppliers are available that could provide for the Company's needs on comparable terms.

Foreign Currency Translation. The assets and liabilities of the Canadian and Dutch subsidiaries of Cues are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated as a separate component of stockholders' equity.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of "other" assets and liabilities. Temporary differences giving rise to deferred tax assets and liabilities include certain accrued liabilities and net operating loss carryforwards. The provision for income taxes includes the amount of income taxes for the year that would be paid by the Company without its net operating loss carryforwards, as determined by applying the provisions of the current tax law to taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets (see Note 6).

The Company's net deferred tax assets include substantial amounts of net operating loss and credit carryforwards, totaling $12,634,000 and $11,394,000 at December 31, 2002 and 2001,
respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, which is based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

Warranty. The Company's warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Advertising. Advertising costs are expensed as incurred and totaled $1,022,000, $1,038,000 and $981,000 in 2002, 2001 and 2000, respectively.

Accounting for Stock-Based Compensation. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the particular options on the date that both the number of shares the optionee is entitled to receive and the exercise price thereunder are known. Compensation expense associated with option grants is equal to the market value of the underlying shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 12 below.

Reclassifications. The Company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications have no effect on reported net income or stockholders' equity.

Earnings Per Share. The Company presents "basic" earnings per share, which is net income (loss) divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's Common Stock equivalents consist of employee and director stock options and warrants to purchase Common Stock.

Options and warrants to purchase 854,282 and 269,262 shares, respectively of Common Stock at average exercise prices of approximately $7.20 and $5.95 per share, respectively, were not included in the computation of diluted earning per share for 2002 and 2001 because the effect of their exercise would have been anti-dilutive.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS 137 and FAS 138. FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivative instruments in its balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in the fair value are either offset against the change in fair value of the hedged item or recognized in "Other comprehensive income (expense)" until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings. The adoption of FAS 133 did not have a material impact on the Company's operating results.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

As previously mentioned, effective January 1, 2002, the Company adopted FAS 142 (see Notes 2 and 4).

The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. FAS 143, which will become effective for the Company beginning in 2003, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its consolidated results of operations and financial position.

The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. FAS 144, which became effective for the Company beginning with the first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 had no impact on the consolidated results of operations and financial position.

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 is expected to have no impact to the Company.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 requires that the initial measurement of a liability be at fair value. FAS 146 will become effective for the Company beginning in 2003 and the Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

Note 3.  Composition of Certain Financial Statement Components

                                                            December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Assets:
 Inventories:
    Raw materials and finished goods                $  9,479,000   $  8,506,000
    Work in process                                    5,137,000      6,228,000
                                                    ------------   ------------
                                                    $ 14,616,000   $ 14,734,000
                                                    ============   ============
 Property, buildings and equipment:
       Land                                         $  8,777,000   $  8,777,000
       Buildings and improvements                     21,328,000     22,555,000
       Buildings held pursuant to capital leases       1,234,000      1,234,000
       Equipment, furniture and fixtures              27,508,000     26,366,000
                                                      58,847,000     58,932,000
                                                    ------------   ------------

       Accumulated depreciation                      (26,553,000)   (24,344,000)
                                                    ------------   ------------
                                                    $ 32,294,000   $ 34,588,000
                                                    ============   ============
Liabilities:
 Accrued expenses:
       Salaries, benefits and vacation              $  2,309,000   $  1,972,000
       Common Stock reverse split payable                560,000        560,000
       Insurance                                         587,000        462,000
       Utilities                                         388,000        397,000
       State and federal income taxes                    324,000        382,000
       Other taxes                                       279,000        299,000
       Warranty                                          302,000        282,000
       Professional fees                                 156,000        225,000
       Rents                                             190,000        195,000
       Interest and bank fees                            117,000        132,000
       Interest rate swap                                     --        155,000
       Other accruals                                  1,280,000      1,338,000
                                                    ------------   ------------
                                                    $  6,492,000   $  6,399,000
                                                    ============   ============

Note 4.  Goodwill and Trademarks

In accordance with FAS 142, goodwill is no longer amortized but is reviewed annually for impairment. Intangible assets that are deemed to have definite lives are amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective January 1, 2002.

The adoption of FAS 142 required the Company to perform an initial assessment of all goodwill and indefinite lived intangible assets for each business segment as of January 1, 2002. The Company compared the fair value of trademarks and to the carrying value. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were consistent with our internal planning. Valuations were completed for the intangible assets of the Company. As a result of a decline in 2002 of operating profits of the Cues segment, goodwill was estimated to be impaired due to the carrying value of the net assets exceeded their estimated fair value. As a result, the Company recorded a loss for the cumulative effect of a change in accounting principle related to the goodwill impairment in the amount of $3,172,000. The Restaurant segment had no impairment in connection with its goodwill of $1,559,000 as of December 31, 2002. Future impairment tests will be performed on the Restaurant operations' goodwill and the Company's earnings may be subject to volatility if additional goodwill impairment occurs in the future.

The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization at December 31:

                                                     2002           2001
                                                 -----------    -----------
Amortized intangibles assets (trademarks)
 Gross carrying amount                           $ 1,030,000    $ 1,030,000
 Accumulated amortization                           (804,000)      (775,000)
                                                 -----------    -----------
                                                     226,000        255,000
 Unamortized intangible assets:

    Goodwill                                       1,559,000      4,731,000
                                                 -----------    -----------
        Total goodwill and intangible assets     $ 1,785,000    $ 4,986,000
                                                 ===========    ===========

Amortization expense totaled $29,000 during each of 2002, 2001 and 2000. The estimated amortization expense for each of the next five years is $29,000 per year.

The following table summarizes and reconciles Net Income (Loss) Before Cumulative Effect of Accounting Change for the three years ended December 31, 2002, 2001 and 2000, adjusted to exclude amortization expense recognized in such periods related to goodwill that is no longer being amortized:

                                                2002            2001             2000
                                            -------------    -------------    --------------
Reported net income (loss) before
   cumulative effect of accounting change   $    (396,000)   $  (6,490,000)   $   13,069,000

Add back after-tax amounts:

   Goodwill amortization                               --          210,000           210,000
                                            -------------    -------------    --------------
Adjusted net income (loss) before
   cumulative effect of accounting change   $    (396,000)   $  (6,280,000)   $   13,279,000
                                            =============    =============    ==============
Basic net income (loss) per share
   before cumulative effect of
   accounting change:

      Reported net income (loss)            $        (.89)   $       (1.61)   $         3.08
      Goodwill amortization                            --              .06               .05
                                            -------------    -------------    --------------
Adjusted basic net income (loss)
   per share before accounting
   change                                   $        (.89)   $       (1.55)   $         3.13
                                            =============    =============    ==============


                                                 2002             2001              2000
                                            -------------    -------------    --------------
Diluted net income (loss) per share
   before cumulative effect of
   accounting change:

      Reported net income (loss)            $        (.89)   $       (1.61)   $         2.75
      Goodwill amortization                            --             . 06               .04
                                            -------------    -------------    --------------
Adjusted diluted net income (loss)
   per share before accounting
   change                                   $        (.89)   $       (1.55)   $         2.79
                                            =============    =============    ==============

A summary of changes in the Company's carrying amount of goodwill during the year ended December 31, 2002 is as follows:

Balance at December 31, 2001                                              $ 4,731,000
Impairments of excess cost over fair value of net assets acquired:
   Cues Division goodwill                                                  (3,172,000)
                                                                          -----------
Balance at December 31, 2002                                              $ 1,559,000
                                                                          ===========

Note 5.  Closing of Russian Operations

During 2001, Cues opened an office in Moscow, Russia to market and demonstrate its equipment. In connection with this effort, the Company recorded selling, general and administrative expenses of approximately $665,000 for the year ended December 31, 2001. In December 2001, the Company decided to close its Russian operation and recorded approximately $870,000 in closing-related charges. Of these charges, approximately $514,000 has been recorded in cost of sales and is attributable to the reduction in inventory carrying value to estimated market values. The remaining $356,000 has been recorded in selling, general and administrative expenses and relate to severance and other closing related costs. Of the $514,000 inventory charge, approximately $316,000 relates to inventory originally purchased from a related party in which the Company holds an equity investment (see Note 7 below).

Note 6.  Income Taxes

Pre-tax income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                 2002           2001           2000
                             ------------   ------------   ------------
              Domestic       $    817,000   $  1,125,000   $  6,159,000
              Foreign             (64,000)      (108,000)        20,000
                             ------------   ------------   ------------
                 Total       $    753,000   $  1,017,000   $  6,179,000
                             ============   ============   ============

The components of income tax (expense) benefit related to earnings for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                 2002           2001           2000
                             ------------   ------------   ------------
    Current:
       Federal               $     54,000   $     22,000   $   (790,000)
       State and local           (311,000)       471,000     (3,028,000)
       Foreign                      4,000          4,000          3,000
                             ------------   ------------   ------------
                                 (253,000)       497,000     (3,815,000)
                             ------------   ------------   ------------

                                 2002           2001           2000
                             ------------   ------------   ------------
    Deferred:

       Federal                 (1,026,000)    (5,887,000)     8,345,000
       State and local            130,000     (2,117,000)     2,360,000
                             ------------   ------------   ------------
                                 (896,000)    (8,004,000)    10,705,000
                             ------------   ------------   ------------

    Total                    $ (1,149,000)  $ (7,507,000)  $  6,890,000
                             ============   ============   ============

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001:

                                                      2002           2001
                                                 ------------   ------------
    Fixed asset and other                        $   (621,000)  $   (214,000)
                                                 ------------   ------------
      Gross deferred tax liabilities                 (621,000)      (214,000)
                                                 ------------   ------------

    Accrued expenses and other                      2,890,000      2,839,000
    Loss carryforwards                             16,825,000     15,499,000
    Credit carryforwards                            4,107,000      3,861,000
                                                 ------------   ------------
      Gross deferred tax assets                    23,822,000     22,199,000
                                                 ------------   ------------

    Deferred tax asset valuation allowance         (8,298,000)    (7,966,000)
                                                 ------------   ------------
      Net deferred taxes                         $ 14,903,000   $ 14,019,000
                                                 ============   ============

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47 million and $41 million, respectively. The increase in the net operating loss carryforwards primarily resulted from the creation of new net operating loss carryforwards. As of December 31, 2002, the Company had tax credit carryforwards of approximately $4,107,000. Included in the tax credit carryforwards are alternative minimum tax credit carryforwards of approximately $1,638,000, which have an unlimited carryforward period. These net operating loss and tax credit carryforwards expire as follows:
                                                     Net
                                                Operating Loss  Tax Credit
                                                 Carryforwards  Carryforwards
                                                 ------------   -----------
                      2003                         14,118,000            --
                      2004                         18,941,000            --
                      2005                            260,000            --
                      2006                                 --            --
                      2007                            167,000            --
                      2008 through 2022            13,771,000     4,107,000
                                                 ------------   -----------
                                                 $ 47,257,000   $ 4,107,000
                                                 ============   ===========

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

In December 2000, ELXSI transferred the Restaurants's assets, liabilities and operations, in a taxable transaction, to a newly formed, wholly owned subsidiary. This transfer was effected in order to put in place a more efficient corporate structure. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Operations prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein. For tax purposes, the gain on the transfer of these assets created a current state tax liability of $2,360,000 and a federal alternative minimum tax liability of $592,000, which were reflected in the current tax provision at December 31, 2000. For federal income tax purposes, the gain was offset with net operating loss carryforwards, creating a deferred tax benefit of $10,057,000. In accordance with FAS 109, $12,417,000 was recorded at December 31, 2000 as a deferred charge to reflect the federal and state tax impacts of inter-company profits related to this transaction. As a result, the tax bases of the Restaurants assets were increased and the Company has been recognizing higher depreciation deductions for income tax purposes since 2001.

During 2001, as a result of a decrease in taxable income, the Company did not utilize net operating loss carryforwards to the extent anticipated. In addition, the Company reduced its projection of future taxable income during the remaining life of the net operating loss carryforwards. As a result, the associated valuation allowance was increased during the year and deferred tax expense was recorded on the income statement. Also during 2001, a valuation of the Restaurants was completed for purposes of calculating the final taxable gain resulting from the above-described intercompany transfer of the Restaurant Operations. Due to the reduction in the taxable gain from the prior years estimate, the deferred charge was reduced $1,301,000 by recording a deferred tax expense. In addition, $1,203,000 of the deferred charge was amortized to deferred tax expense, which was offset by a decrease in current tax expense. As a result of establishing the taxable basis of the Restaurants' assets transferred during 2000, the remaining "Corporate" deferred charge was $9,913,000 at December 31, 2001.

During 2002, as a result of an increase in taxable income, the Company utilized additional net operating loss carryforwards over the prior year anticipated amount. In addition, the Company reduced its projection of future taxable income during the remaining life of the net operating loss carryforwards. As a net result, the associated valuation allowance was increased during the year and deferred tax expense was recorded on the income statement. In addition, $1,839,000 of the deferred charge was amortized to deferred tax expense. As a result of establishing the taxable basis of the Restaurants' assets transferred during 2000, the remaining "Corporate" deferred charge was $8,074,000 at December 31, 2002.

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

A reconciliation of the statutory federal tax rate and the Company's effective income tax rates for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                        2002       2001        2000
                                                      --------   --------   --------
    Federal income tax rate                               34.0%      34.0%      34.0%
    State income taxes, net of federal benefit            15.9       21.5        7.1
    Permanent differences                                (27.8)        --         --
    Changes in valuation allowance for deferred
          tax assets                                      48.5      663.2     (150.2)
    Other                                                 81.9       19.4       (2.4)
                                                      --------   --------   --------
             Effective income tax rate                   152.5%     738.1%    (111.5)%
                                                      ========   ========   ========

Note 7.  Related Party Transactions

Revisions to Notes Receivable with Related Parties

As of December 31, 2001, the Company restructured the promissory notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and principal stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes. Under the new, restructured notes, 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of another publicly traded company and other assets held by Mr. Milley and these related companies, which support the guarantees of these notes. All interest and principal payable under these notes is due on the maturity date at rates previously in existence, as described below. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable of $11,972,000 at December 31, 2002 and 2001 has been reflected in the equity section of the balance sheet as a contra-equity.

Transactions with ELX Limited Partnership. On December 8, 1994, the Company loaned ELX, of which Mr. Milley is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. ("Airlie") under an option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the due date of the note was extended for an additional three years. Interest from December 8, 1994 to December 8, 1997 was paid in December 1997. On December 8, 2000, the note principal and the accrued interest from December 8, 1997 to December 8, 2000, in the amount of $316,000, were consolidated and the due date was further extended to December 8, 2003. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2001). At December 31, 2001, the then outstanding current principal balance of $1,472,000 and accrued interest of $134,000 were consolidated and the note was extended as described above. During 2001 and 2000, the Company recorded interest income of $125,000 and $116,000, respectively, in respect of this note. During 2002, the Company did not record the approximately $121,000 of interest accrued during that period.

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this note were used by ELX to exercise an option to purchase 110,200 shares of the Company's Common Stock held by Bank America Capital Corporation ("BACC") and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. On December 30, 1999, the due date of the note, the note principal and the accrued interest from December 30, 1996 to December 30, 1999, in the amount of $242,000, were consolidated and the due date was extended for an additional three years. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2001). At December 31, 2001, the then current principal balance of $1,151,000 and accrued interest of $212,000 were consolidated and the note was extended as described above. During 2001 and 2000, the Company recorded interest income of $97,000 and $114,000, respectively, in respect of this note. During 2002, the Company did not record the approximately $103,000 of interest accrued during that period.

Transactions with Cadmus Corporation. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus under a two-year note. Mr. Milley is the controlling shareholder of Cadmus, and certain other officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company. On June 30, 1999, the note was extended for an additional two years. On June 30, 2001 the note was further extended for an additional two years, to June 30, 2003. The note bears interest at 15%. ELXSI earned a 5%, or $100,000, closing fee, which was amortized to interest income utilizing the effective interest method over the original life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. At December 31, 2001, this note was extended as described above. During each of 2001 and 2000, the Company recorded interest income of $300,000 in respect of this note. During 2002, the Company did not record approximately $300,000 of interest accrued during that period.

In addition, as of December 31, 2001 the Company had advanced Cadmus an additional total of approximately $6,732,000. During 2001 and 2000, the advances were partially collateralized by a portfolio of private and public company equities purchased with the proceeds of the advances. During 2000 Mr. Milley formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (9.5% at December 31, 2001), due in December 2001. This note receivable was reclassified from a short-term asset at December 31, 1999 to a long-term asset at December 31, 2000. At December 31, 2001 the then current principal balance of $6,732,000 and accrued interest of $271,000 were consolidated and the note was extended as described above. During 2001 and 2000, the Company recorded interest income of $671,000 and $947,000, respectively, in respect of this note. During 2002, the Company did not record the approximately $634,000 of interest accrued during that period.

ELXSI is party to a management agreement dated September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997, the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. As a result of the Company's consolidated 2001 operating income falling below $4,000,000, the management fee was discontinued until such time as quarterly or annual earnings attain the level stated above. During 2002, 2001 and 2000, the Company was charged management fees of $0, $721,000 and $690,000, respectively. At December 31, 2002 and 2001, ELXSI did not owe any amount to Cadmus under such management agreement.

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

Transactions with Corporate Care Providers, Inc. In November 1994, Corporate Care Providers, Inc. ("CCP"), a Delaware corporation and wholly-owned subsidiary of Cadmus, was incorporated for the purpose of providing employee benefits, including health, dental, disability and life insurance, to Bickford's and Cues employees. The benefits are administered under a self-funded plan by UNICARE Life and Health Insurance Company of Massachusetts. During 2002, 2001 and 2000, the Company paid CCP $2,495,000, $3,388,000 and $2,109,000, respectively, for premiums and claims. The employees through, payroll deductions, reimburse portions of these costs.

Note 8.  Long-Term Debt

Under the terms of its line of credit and term loan agreement with Bank of America, N.A. ("BofA"), the Company is required to meet certain financial and other qualitative covenants, including financial covenants relating to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio and restrictions on capital expenditures. On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. On December 30, 2002 and January 31, 2003, under amendments to the New Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 (the "IDB Bonds") into a second term loan with BofA under the New Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the New Credit Agreement, and therefore, was in default under the provisions of the New Credit Agreement. On January 31, 2003, the Company entered into an amendment to the New Credit Agreement, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included the following terms, which represent changes from the New Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee (2) at the Company's option, a further extension of the maturity date of all BofA debt until January 31, 2004 with the payment of and additional fee of $50,000 in June 2003; (2) interest on all BofA's debt at BofA's prime rate plus 3.5% (which interest rate will increase to BofA's prime rate plus 5% if the Company exercises it option to extend the maturity date of all BofA debt until January 31, 2004); (3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company has obtained by that date an acceptable loan commitment letter from another lender or has hired an investment banker to sell either operating segment; and (4) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

As a result, in part, of a waiver received from BofA, in March 2003, the Company expects to be in compliance with the terms and covenants of the New Credit Agreement, however, the New Credit Agreement contains provisions which allow BofA to accelerate payment of the amounts due thereunder if they determine that a material adverse change has occurred with respect to the Company. The consolidated financial statements include an independent auditors' report which indicates that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity date. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay the amounts due under the New Credit Agreement, the Company believes several options are available to generate additional liquidity.

The following table summarizes the terms and balances of the Company's borrowings at December 31, 2002 and 2001.

                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------    -----------
    Bank Line of Credit with BofA, as
    amended, $15,000,000, interest due
    monthly at prime plus 3.5% (7.75%
    at December 31, 2002). The line of
    credit does not require minimum
    reductions in available credit. As
    of December 31, 2002, the Company
    had $3,025,000 available under this
    line of credit. The line is
    collateralized by assets of ELXSI,
    BHC and BFRI, including real
    estate, and the outstanding stock
    of ELXSI, BHC and BFRI. The
    agreement provides for commitment
    fees of 0.25% on the unused portion
    of the line of credit. In addition,
    the agreement restricts the payment
    of cash dividends by ELXSI to an
    amount not to exceed 50% of the
    excess cash flow (as defined).               $ 9,349,000    $12,485,000

    Term loan with BofA, $1,513,000
    available at December 31, 2002,
    interest due monthly at prime plus
    3.5% (7.75% at December 31, 2002)
    The term loan requires quarterly
    principal reductions of $250,000
    The term loan is collateralized by
    assets of ELXSI, BHC and BFRI
    including real estate, and the
    outstanding stock of ELXSI, BHC and
    BFRI.                                          1,513,000      4,250,000

    Term loan with BofA, $1,638,000
    available at December 31, 2002,
    interest due monthly at prime plus
    3.5% (7.75% at December 31, 2002)
    The term loan requires monthly
    principal reductions of $14,000
    The term loan is collateralized by
    assets of ELXSI, BHC and BFRI
    including real estate, and the
    outstanding stock of ELXSI, BHC and
    BFRI.                                           1,638,000             --

    5 year mortgage payable on land and
    building located in Marlboro,
    Massachusetts with monthly
    installments of approximately
    $3,000 plus interest at 8.01% per
    annum. The balance of $356,000 is
    due on April 15, 2003.                            356,000        373,000

    5 year mortgage payable on land and
    building located in Kingston,
    Massachusetts with monthly
    installments of approximately
    $2,800 plus interest at 8.25% per
    annum. The balance of $338,000 is
    due on August 25, 2003.                           338,000        386,000

                                                         December 31,
                                                 --------------------------
                                                    2002            2001
                                                 -----------    -----------
    Orange County Industrial
    Development Authority bonds ("IDB
    Bonds") with monthly principal
    payments of approximately $14,000
    plus interest at the tax exempt
    equivalent of the Eurodollar rate
    plus 1.5% payable monthly in
    arrears (3.1% at December 31,
    2001). BofA converted the IDB Bonds
    into a term loan on December 30,
    2002.                                                  --      1,806,000

    Mortgage payable at 8.25% on the
    land and building owned by Cues
    B.V                                                51,000         57,000
                                                 ------------   ------------
                                                   13,245,000     19,357,000
    Less current portion                          (13,202,000)   (18,953,000)
                                                 ------------   ------------
    Long-term debt                               $     43,000   $    404,000
                                                 ============   ============

Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2007, and thereafter are as follows:

                      2003                       $ 13,202,000
                      2004                              7,000
                      2005                              7,000
                      2006                              7,000
                      2007                              7,000
                      Thereafter                       15,000
                                                 ------------
                                                 $ 13,245,000
                                                 ============

Note 9. Derivative Instrument. Until April 2002, the Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a fixed rate of interest of approximately 7.5% on $7 million of variable interest rate loans under ELXSI's bank line of credit through March 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution; BofA. During 2001, the Company recorded a net loss of $95,000, net of tax of $60,000, in "Other comprehensive income (expense)" related to this cash flow hedge. The Company terminated the interest rate Swap agreement in April 2002 in conjunction with the execution of the New Credit Agreement, resulting in a termination payment of approximately $112,000. The impact of the termination has been included in the 2002 consolidated financial statements.

Note 10.  Commitments and Contingencies

The Company conducts a substantial portion of its operations utilizing leased facilities. The Company leases land and/or buildings at 47 of its 63 Restaurants under lease agreements with terms expiring at various dates (including extension options) through 2036. The majority of the leases require that the Company pay all taxes, maintenance, insurance, and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant lease agreements. Generally, the leases provide for renewal options, and in most cases management expects that in the normal course of business lease agreements will be renewed or replaced by other leases.

Additionally, the Company has several non-cancelable operating leases, primarily for certain office and transportation equipment, that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year period ending December 31, 2007, and thereafter:

                                                             Capital         Operating
                                                              Leases          Leases
                                                           ------------    ------------
    2003                                                   $     94,000    $  3,221,000
    2004                                                         90,000       3,086,000
    2005                                                         76,000       2,952,000
    2006                                                         68,000       2,897,000
    2007                                                         50,000       2,688,000
    Thereafter                                                  645,000      11,071,000
                                                           ------------    ------------
    Total minimum lease payments                              1,023,000    $ 25,915,000
                                                                           ============
    Less - Amount representing interest                        (391,000)
                                                           ------------
    Present value of net minimum capital lease payments         632,000
    Less - current portion                                      (54,000)
                                                           ------------
    Capital lease obligation - non current                 $    578,000
                                                           ============

Rent expense charged to operations amounted to $3,686,000, $3,801,000 and $3,686,000 during 2002, 2001, and 2000, respectively.

Cues has arrangements with truck dealers to deliver truck bodies that are used in the manufacturing of certain of its products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 2002, 2001 and 2000 was $28,000, $42,000 and $70,000, respectively. At December 31,
2002 and 2001, truck bodies held by the dealers under these arrangements were valued at $504,000 and $660,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 11.   Thrift and Profit Sharing Plan

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants can make deferred cash contributions, not to exceed 16% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution up to a maximum employer contribution of 3%. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 2002, 2001 and 2000 was $123,000, $121,000 and $89,000, respectively.

During 1995, the Restaurants established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service and work at least 1,000 hours per year.

Note 12.   Stockholders' Equity

Common Stock. Effective June 28, 1999, the Company completed a 1-for-100 reverse stock split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than 100 shares immediately prior to the reverse split were effectively cashed-out at the average trading price of the Company's Common Stock during the immediately preceding 20 trading days; all other stockholders were then restored to their prior positions as a result of a 100-for-1 "forward" stock split that became effective immediately after the reverse split. The reverse stock split resulted in the retirement of approximately 157,000 shares at $10.83 per share, or a total expense of approximately $1,704,000. As of December 31, 2002 and 2001, approximately $560,000, which is reflected in accrued expenses on the accompanying balance sheet, remained to be paid to stockholders in connection with the reverse stock split.

Common Stock Options. At December 31, 2002 and 2001, the Company had a total of 1,007,460 shares of common stock reserved for issuance under its stock option plans. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, at generally not less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and become exercisable six months after the date of the grant (assuming they are vested) and expire ten years after the date of the grant.

During 2002, stockholders approved the ELXSI Corporation 2002 Incentive Stock Option Plan (the "2002 Plan"), under which up to 100,000 shares may be issued. No options have been granted under the 2002 Plan as of December 31, 2002.

During 2001, stockholders approved the ELXSI Corporation 2001 Incentive Stock Option Plan (the "2001 Plan"), under which up to 35,000 shares may be issued. No options have been granted under the 2001 Plan as of December 31, 2002.

During 2000, stockholders approved the ELXSI Corporation 2000 Incentive Stock Option Plan (the "2000 Plan"), under which up to 35,000 shares may be issued. Under the 2000 Plan currently outstanding options to purchase an aggregate 26,000 shares of Common Stock have been granted at an exercise price of $11.063 per share. A portion of these options became exercisable on December 30, 2000.

                                                                      Weighted-
                                                                      Average
                                                       Number         Exercise
                                                     of Shares         Price
                                                    ------------   -------------
    Granted during 2000                                   26,000   $     11.063
    Exercised during 2000                                (21,798)          6.40
    Canceled during 2000                                  (1,500)        10.188
                                                    ------------
    Outstanding at December 31, 2000                     931,482          7.060

    Exercisable at December 31, 2000                     827,082          6.791
    Available for grant at December 31, 2000              43,465

                                                                      Weighted-
                                                                      Average
                                                       Number         Exercise
                                                     of Shares         Price
                                                    ------------   -------------
    Granted during 2001                                       --   $         --
    Exercised during 2001                                 (2,487)          8.91
    Canceled during 2001                                  (2,213)          9.29
                                                    ------------
    Outstanding at December 31, 2001                     926,782           7.07


    Exercisable at December 31, 2001                     866,770
    Available for grant at December 31, 2001              80,678

    Granted during 2002                                   17,500   $       3.61
    Exercised during 2002                                     --             --
    Canceled during 2002                                 (90,000)          5.00
                                                    ------------
    Outstanding at December 31, 2002                     854,282           7.20

    Exercisable at December 31, 2002                     824,059
    Available for grant at December 31, 2002             153,178

The following table summarizes the stock options outstanding and exercisable at December 31, 2002:

                             Outstanding                    Exercisable
                  ---------------------------------  -----------------------
                              Weighted-
                               Average    Weighted-                 Weighted-
                              Remaining    Average                  Average
   Range of       Number of  Contractual   Exercise   Number of     Exercise
Exercise Prices    Options      Life        Price     Options        Price
---------------   --------    ---------   ---------  ----------     --------

     $3.61          17,500          9.8   $   3.63       12,500     $   3.63
$5.00 - $6.50      512,400          2.6       5.86      512,400         5.86
$8.125 - $9.00     138,388          5.2       8.58      138,388         8.58
$9.75-$10.188      159,994          6.3      10.02      141,523        10.04
   $11.063          26,000          7.5      11.06       19,248        11.06

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                      2002              2001              2000
                                  -------------    -------------    --------------
Net (loss) income - as reported   $  (3,568,000)   $  (6,490,000)   $   13,069,000
Net (loss) income - pro forma        (3,590,000)      (6,578,000)       12,934,000

Basic EPS - as reported           $        (.89)   $       (1.61)   $         3.08
Basic EPS - pro forma                      (.89)           (1.63)             3.05

Diluted EPS - as reported         $        (.89)   $       (1.61)   $         2.75
Diluted EPS - pro forma                    (.89)           (1.63)             2.72


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2000 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 11.8% and

11.7%, respectively; risk free interest rate of 5.91% and 5.89%, respectively; and expected lives of 7 years. The weighted-average fair value of options granted during fiscal 2002 and 2000 are as follows:

                                                             Weighted-     Weighted-
                                                              Average       Average
                                                  Number      Exercise       Fair
                                                of Options    Prices        Values
                                                ----------------------------------
Fiscal 2002:
Exercise price = market price at date of grant     17,500    $   3.61     $   1.26

Fiscal 2000:
Exercise price = market price at date of grant     26,000    $  11.06     $   3.87


Warrants. At December 31, 2002 and 2001, the Company had a total of 269,262 shares of Common Stock reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were exercisable for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. Of the remaining, 200,500 Series A warrants to purchase shares of the Company's Common Stock, warrants to acquire 50,000 share are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, is the sole manager and significant equity holder, and warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust, a trust for the benefit of members of Mr. Milley's immediate family of which Mr. Milley's wife is a trustee. These 200,500 Series A warrants, which were outstanding and unexercised at December 31, 2002 originally had an exercise price of $3.125 and expiration date of September 25, 1996. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share. During 1998 their expiration date was further extended until September 30, 2000 and their exercise price was further increased to $4.50 per share. During 2000 their expiration date was further extended until September 30, 2002 and their exercise price was further increased to $5.40 per share. During 2002 their expiration date was further extended until September 30, 2004 and their exercise price was further increased to $6.48 per share. The estimated fair value of the modified Series A warrants at September 30, 2000 and September 30, 1998 was $6.73 and $5.39 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

In connection with its 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants, currently held by Eliot, remained unexercised at December 31, 2002 and originally had an exercise price of $4.36 and expiration date of January 31, 1997. During 1997, the warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. During 1998, their expiration date was further extended until January 31, 2001 and their exercise price was further increased to $6.278 per share. During 2000, their expiration date was further extended until January 31, 2003 and their exercise price was further increased to $7.534 per share. During 2002, their expiration date was further extended until January 30, 2005 and their exercise price was further increased to $9.041 per share. The estimated fair value of the modified Series C warrants at January 31, 2001 and December 17, 1998 was $4.85 and $4.55 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

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

On July 2, 2001, the Group exercised in full their rights to receive payment under this plan. In November 2001, management and the Group reached an agreement that provides for the Group to receive $3,638,000 in the aggregate in principal payments. A deferred payment schedule was negotiated to provide for approximately three-quarters of the balance due to be paid by October 2002. The remaining principal balance is to be paid on October 1, 2003. As a result of a decrease in earnings and lack of borrowing availability, the Company did not make any principal payments during 2002 under the deferred payment schedule. Unpaid principal bears interest at 7% per annum.

During 2002, 2001 and 2000, the Company recorded no compensation expense related to the phantom stock option plan. As of December 31, 2002, $3,638,000 was recorded in "Other non-current liabilities". At December 31, 2001, $2,728,000 and $910,000 was recorded in "Other current liabilities" and "Other non-current liabilities", respectively. At December 31, 2000, $3,700,000 was recorded in "Other non-current liabilities". During 2002 and 2001, the Company recorded interest expense related to the plan of $258,000 and $66,000, respectively.

In March 2003, the Company reached an agreement-in-principal with one of the phantom stock option holders, who had sued the Company for non-payment. This holder is owed approximately $785,000 of which $589,000 was due on or before October 1, 2002. The agreement provides for the option holder to receive a second position lien on the Kingston, MA restaurant and restructures the principal payments to be due in 2007. In addition, in March 2003, the Company reached an agreement-in principal with the other three phantom stock option holders under which they will receive monthly principal payments over four years totaling approximately $2,853,000 with such payment beginning with the earlier of February 2004 or upon refinancing BofA debt with a new lender. These payments will be subject to the Board's discretion and will be based upon the ability of the Company to pay.

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

Reconciliation of (Loss) Earnings Per Share. The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended December 31, 2002, 2001 and 2000, respectively:

                                              2002          2001            2000
                                          -----------    -----------    -----------
Basic (loss) earnings per share
   Numerator                              $(3,568,000)   $(6,490,000)   $13,069,000
                                          -----------    -----------    -----------
   Denominator:

      Weighted average Common shares
         outstanding                        4,027,000      4,043,000      4,246,000
                                          -----------    -----------    -----------
      Basic (loss) earnings per share     $      (.89)   $     (1.61)   $      3.08
                                          ===========    ===========    ===========


                                              2002          2001            2000
                                          -----------    -----------    -----------
   Numerator                              $(3,568,000)   $(6,490,000)   $13,069,000
                                          -----------    -----------    -----------
   Denominator:

      Weighted average Common shares
         outstanding                        4,027,000      4,043,000      4,246,000
      Assumed conversion of options and
        warrants                                   --             --        512,000
                                          -----------    -----------    -----------
      Total shares                          4,027,000      4,043,000      4,758,000
                                          -----------    -----------    -----------
      Diluted (loss) earnings per share   $      (.89)   $     (1.61)   $      2.75
                                          ===========    ===========    ===========

Note 13.   Segment Reporting

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 63 Restaurants located in the New England states operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies" above. The Company evaluates the performance of each segment based upon profit or loss from operations "before" income taxes, non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 2002, 2001 and 2000 is summarized in the following table. The "Other" lines include "Corporate" related items; results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments:

                                               2002             2001             2000
                                           -------------    -------------    -------------
Revenues From External Customers:
   Restaurants                             $  68,928,000    $  73,159,000    $  76,284,000
   Equipment                                  29,900,000       32,239,000       27,426,000
                                           -------------    -------------    -------------
                                           $  98,828,000    $ 105,398,000    $ 103,710,000
                                           =============    =============    =============
Depreciation and Amortization:
   Restaurants                             $   3,723,000    $   3,920,000    $   3,550,000
   Equipment                                     512,000          659,000          768,000
                                           -------------    -------------    -------------
                                           $   4,235,000    $   4,579,000    $   4,318,000
                                           =============    =============    =============
Segment Operating Profit (Loss):
   Restaurants                             $   2,437,000    $   2,922,000    $   6,257,000
   Equipment                                     880,000          (95,000)       1,049,000
   Other                                        (948,000)      (1,319,000)      (1,052,000)
                                           -------------    -------------    -------------
                                           $   2,369,000    $   1,508,000    $   6,254,000
                                           =============    =============    =============
Interest Income:
   Restaurants                             $          --    $          --    $          --
   Equipment                                      12,000           71,000            9,000
   Other                                          10,000        1,201,000        1,491,000
                                           -------------    -------------    -------------
                                           $      22,000    $   1,272,000    $   1,500,000
                                           =============    =============    =============


                                               2002             2001             2000
                                           -------------    -------------    -------------
Interest Expense:
   Restaurants                             $     139,000    $     177,000    $     158,000
   Equipment                                      79,000          121,000          164,000
   Other                                       1,332,000        1,546,000          981,000
                                           -------------    -------------    -------------
                                           $   1,550,000    $   1,844,000    $   1,303,000
                                           =============    =============    =============
Segment Assets:
   Restaurants                             $  37,915,000    $  34,421,000    $  33,668,000
   Equipment                                  22,841,000       27,715,000       24,751,000
   Other                                      17,943,000       26,318,000       44,103,000
                                           -------------    -------------    -------------
                                           $  78,699,000    $  88,454,000    $ 102,522,000
                                           =============    =============    =============
Capital Expenditures for Segment Assets:
   Restaurants                             $   3,447,000    $   3,860,000    $   6,182,000
   Equipment                                     187,000          640,000          279,000
                                           -------------    -------------    -------------
                                           $   3,634,000    $   4,500,000    $   6,461,000
                                           =============    =============    =============

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 2002, 2001, and 2000. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, and the deferred tax asset.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

Note 14.  Quarterly Financial Data - (Unaudited)

The following summarizes quarterly financial data for 2002 and 2001 (in thousands, except per share data):

                                                                       2002
                                               ----------------------------------------------------
                                                Mar. 31,      June 30,      Sep. 30,       Dec. 31,
                                               ----------    ----------    ----------    ----------
      Net sales                                $   25,282    $   25,132    $   24,660    $   23,754
Gross profit                                        3,967         4,518         4,598         3,646
Income (loss) before income taxes                    (160)          291           807          (185)
Net income (loss)                              $   (3,182)   $      265    $      816    $   (1,467)
Earnings (loss) per common share:
      Basic                                    $     (.79)   $      .07    $      .20    $     (.37)
      Diluted                                  $     (.79)   $      .07    $      .20    $     (.37)

Reconciliation of earnings (loss) per share:
  Basic earnings (loss) per share:

   Numerator                                   $   (3,182)   $      265    $      816    $   (1,467)
                                               ==========    ==========    ==========    ==========
   Denominator:

      Common shares outstanding                     4,028         4,028         4,028         4,024
                                               ==========    ==========    ==========    ==========
   Basic earnings per share reported           $     (.79)   $      .07    $      .20    $     (.37)
                                               ==========    ==========    ==========    ==========


                                                                       2002
                                               ----------------------------------------------------
                                                Mar. 31,      June 30,      Sep. 30,       Dec. 31,
                                               ----------    ----------    ----------    ----------
 Diluted earnings (loss) per share:

   Numerator                                   $   (3,182)   $      265    $      816    $   (1,467)
                                               ==========    ==========    ==========    ==========
   Denominator:

     Common shares outstanding                      4,028         4,028         4,028         4,024
     Assumed conversion of options
         and warrants                                  --            --            --            --
                                               ----------    ----------    ----------    ----------
     Common shares reported                         4,028         4,028         4,028         4,024
                                               ==========    ==========    ==========    ==========
   Diluted earnings (loss) per share
    reported                                   $     (.79)   $      .07    $      .20    $     (.37)
                                               ==========    ==========    ==========    ==========


                                                                       2001
                                               ----------------------------------------------------
                                                Mar. 31,      June 30,      Sep. 30,       Dec. 31,
                                               ----------    ----------    ----------    ----------
Net sales                                      $   24,101    $   26,969    $   28,031    $   26,297
Gross profit                                        3,515         4,714         5,199         4,533
Income (loss) before income taxes                    (418)          508         1,058          (131)
Net income (loss)                              $     (260)   $      315    $   (1,652)   $   (4,893)
Earnings (loss) per common share:
      Basic                                    $     (.06)   $      .07    $     (.40)   $    (1.22)
      Diluted                                  $     (.06)   $      .07    $     (.40)   $    (1.22)

Reconciliation of earnings (loss) per share:
  Basic earnings (loss) per share:

   Numerator                                   $     (260)   $      315    $   (1,652)   $   (4,893)
                                               ==========    ==========    ==========    ==========
   Denominator:

      Common shares outstanding                     4,089         4,028         4,028         4,028
                                               ==========    ==========    ==========    ==========
   Basic earnings per share reported           $     (.06)   $      .07    $     (.40)   $    (1.22)
                                               ==========    ==========    ==========    ==========
Diluted earnings (loss) per share:

   Numerator                                   $     (260)   $      315    $   (1,652)   $   (4,893)
                                               ==========    ==========    ==========    ==========
   Denominator:

     Common shares outstanding                      4,089         4,028         4,028         4,028
     Assumed conversion of options
         and warrants                                  --            --            --            --
                                               ----------    ----------    ----------    ----------
      Common shares reported                        4,089         4,028         4,028         4,028
                                               ==========    ==========    ==========    ==========
   Diluted earnings (loss) per share
    reported                                   $     (.06)   $      .07    $     (.40)   $    (1.22)
                                               ==========    ==========    ==========    ==========


During the fourth quarter of 2001, the Company recorded an income tax charge of approximately $3,500,000 to adjust the tax gain on the transfer of assets and liabilities from ELXSI to BHC (see Notes 1 and 6 above) and to provide an additional valuation allowance for net operating losses which the Company estimates will not be utilized prior to their expiration.

In addition, during the fourth quarter of 2001, the Company decided to close its operation in Moscow, Russia and recorded charges of $870,000 to adjust the carrying value of the inventory to estimated realizable value and to accrue other closure costs (see Note 5 above).

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules

To the Board of Directors and Stockholders of ELXSI Corporation


Our audit of the consolidated financial statements referred to in our report dated March 6, 2003 (except as to Notes 8 and 12, which are as of March 31,
2003) appearing under Item 15(a)(1) in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Tedder, James, Worden & Associates, P.A.
(except as to Notes 8 and 12, which are as of March 31, 2003)
Orlando, Florida
March  6, 2003

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules

To the Board of Directors and Stockholders of ELXSI Corporation


Our audits of the consolidated financial statements referred to in our report dated April 23, 2002 appearing under Item 15(a)(1) in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Tampa, Florida
April 23, 2002

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       ELXSI CORPORATION AND SUBSIDIARIES
                             (Dollars in Thousands)


                                                                           Additions/(Deductions)
                                                                         ------------------------
                                                                                       Charged to
                                                         Balance at         Charged       Other                           Balance
                                                         Beginning         Costs and    Accounts-        Deductions-      at End
                                                         of Period         Expenses     describe          describe       of Period
                                                        -----------      -----------    ----------      -----------     -----------

Year ended December 31, 2002
  Account deducted from assets:

    Reserve for doubtful accounts
      receivable                                        $       193      $       277    $       --      $        96(A)  $       374
                                                        ===========      ===========    ==========      ===========     ===========
    Inventory reserve                                   $     1,886      $       525    $       --      $       518(B)  $     1,893
                                                        ===========      ===========    ==========      ===========     ===========
    Deferred tax asset valuation allowance              $     7,966      $        --    $       --      $       332(C)  $     8,298
                                                        ===========      ===========    ==========      ===========     ===========

Year ended December 31, 2001
  Account deducted from assets:

    Reserve for doubtful accounts
      receivable                                        $       170      $        30    $       --      $         7(A)  $       193
                                                        ===========      ===========    ==========      ===========     ===========
Inventory reserve                                       $     1,190      $       839    $       --      $       143(B)  $     1,886
                                                        ===========      ===========    ==========      ===========     ===========
    Deferred tax asset valuation allowance              $    11,585      $        --    $       --      $     3,619(C)  $     7,966
                                                        ===========      ===========    ==========      ===========     ===========

Year ended December 31, 2000
  Account deducted from assets:

    Reserve for doubtful accounts
      receivable                                        $       214      $       28     $       --      $        72(A)  $       170
                                                        ===========      ===========    ==========      ===========     ===========
Inventory reserve                                       $       581      $       475    $      134(D)   $        --     $     1,190
                                                        ===========      ===========    ==========      ===========     ===========
Deferred tax asset valuation allowance                  $    30,451      $        --    $       --      $    18,866(C)  $    11,585
                                                        ===========      ===========    ==========      ===========     ===========


(A)  Uncollectible accounts written off during 2002, 2001 and 2000.
(B)  Obsolete inventory written off during 2002, 2001 and 2000.
(C) Change in estimate related to future net operating loss and tax credit usage and various changes in timing differences associated with tax to book benefits.
(D)  Adjustment for system over-allocation of burden on inventory.