Form 10-K/A
period 2002-12-31
ELXSI CORP /DE//
filed 2003-04-30
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                    ---------
                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to_____________

                         Commission file number 0-11877
                                                -------

                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    77-0151523
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    3600 Rio Vista Avenue, Suite A, Orlando FL                     32805
    ------------------------------------------                   ----------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (407) 849-1090
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
             None                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, par value $0.001, and associated Common Stock Purchase Rights
   ---------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerate filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on April 15, 2003, as reported by The Nasdaq Stock Market was approximately $7,520,000. On April 15, 2003, the Registrant had outstanding 4,012,197 shares of Common Stock.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain biographical information regarding the directors and executive officers of ELXSI Corporpation (together with its subsidiaries, the "Company"), some of whom hold positions with the Company's wholly-owned subsidiary, ELXSI ("ELXSI"), the Company's Bickford's Family Restaurants operations ("Bickford's") and/or ELXSI's Cues Division ("Cues"). Each individual's biographical information was furnished by him to the Company.


        Name                 Age                   Position
        ----                 ---                   --------
Alexander M. Milley(1)(2)    50     Chairman, President, Chief Executive Officer
                                    and Director of the Company and ELXSI;
                                    President and Chief Executive Officer of
                                    Bickford's and Cues
Farrokh K. Kavarana(2)(3)    58     Director
Kevin P. Lynch(1)            44     Director; Vice President of the Company,
                                    ELXSI and Bickford's
Denis M. O'Donnell(2)(3)     49     Director
Robert C. Shaw(1)(3)         50     Director
David M. Doolittle           41     Chief Financial Officer of the Company,
                                    Bickford's and Cues; Vice President,
                                    Treasurer and Secretary of the Company and ELXSI

--------------------
(1)      Member of the Executive Committee of the Board
(2)      Member of the Compensation Committee of the Board
(3)      Member of the Audit Committee of the Board

         Alexander M. Milley became Chairman of the Board of Directors and Chief Executive Officer of the Company on September 25, 1989 and was elected President of the Company in August 1990. He serves in the same positions for ELXSI and is also President and Chief Executive Officer of Bickford's and Cues. Mr. Milley is the founder, President, sole director and majority shareholder of Milley Management Incorporated ("MMI"), a private investment and management consulting firm. Mr. Milley is also the President of Cadmus Corporation ("Cadmus"), another private investment and management consulting firm that is the former owner of Cues and with which ELXSI has a management agreement. See "Certain Relationships and Related Transactions -- Management Agreement" below. From August 1985 to May 1986, Mr. Milley was Chairman of Neoax, Inc., now an environmental services company known as Envirosource, Inc. and then a diversified custom vehicle and precision metal manufacturing company. Mr. Milley was Senior Vice President-Acquisitions from December 1983 until July 1986 of The Dyson-Kissner-Moran Corporation, a private investment company. Mr. Milley is also a director of Molecular Diagnostics, Inc. ("Molecular Diagnostics"), which develops cost-effective, laboratory-based and point-of-care screening systems to assist in the early detection of cervical, gastrointestinal and other cancers, and Chairman of the Board of Azimuth Corporation ("Azimuth"), which is a leading specialty fuse distributor and a designer and manufacturer of tradeshow exhibits and similar installations. Cadmus and Azimuth are significant stockholders of the Company. See "Security Ownership of Certain Beneficial Owners and Management" below.

         Farrokh K. Kavarana became a director of the Company on September 25, 1989. He is currently the Executive Chairman of Tata Infotech Ltd. and Chairman of Tata AIG Life Insurance Company Ltd. as well as Tata AIG General Insurance Company Ltd. Between 1994 and March 2001 he was an Executive Director of the Tata Engineering and Locomotive Company Limited (TELCO), a member of the Tata Group of India. Prior to that he had been Vice-Chairman and Managing Director of Tata International AG, an international holding company that owns the Tata Group's overseas holdings and investments. Mr. Kavarana is a director of numerous non-U.S. companies, including Tata Industries Ltd., Tata Sons Ltd. of India, Tata International AG, Switzerland, and Tata Technologies Pte. Ltd., Singapore (formerly Tata-ELXSI). Mr. Kavarana is affiliated with the Tata Group, whose overseas affiliates are controlling shareholders of Aggel Enterprises, Ltd., an investment holding company. See "Security Ownership of Certain Beneficial Owners and Management" below.

         Kevin P. Lynch became a director of the Company on September 25, 1989 and has served as Vice President of the Company since September 24, 1991 and Vice President of ELXSI and Bickford's since June 25, 1991. He has served as a Vice President of MMI since September 1988. From October 1986 until September 1988, Mr. Lynch was a Corporate Development executive at Macmillan, Inc.

         Denis M. O'Donnell became a director of the Company on May 23, 1996. Since 1997, he has been Managing Director of Seaside Advisors, L.L.P., an investment fund specializing in small capitalization private placements. Since 1998, Dr. O'Donnell has been a director of Novavax, Inc., a company engaged in the development of pharmaceutical products, and is now its Chairman. Prior thereto, he was a Senior Advisor to Novavax from 1997 and its President from 1995 to 1997. Dr. O'Donnell has been a director of Molecular Diagnostics since 1998 and, since 1999, has been a director of Columbia Laboratories, Inc., a pharmaceutical company. In 2000, Dr. O'Donnell became a director of American Bio Medica Corp., a medical diagnostics company.

         Robert C. Shaw has been a director of the Company since September 25, 1989. He also served as Treasurer of the Company from September 1989 to January 1990. Mr. Shaw has been a Vice President of MMI since March 1989, an officer and/or director of Azimuth and/or certain subsidiaries thereof since November 1990, a director of Cadmus since January 1992 and a director of Molecular Diagnostics (or its predecessor) since November 1989. See "Certain Relationships and Related Transactions -- Management Agreement" below. Prior to March 1989, he was Vice President of Berkeley Softworks Incorporated ("Berkeley") from September 1987 until March 1989. From January 1987 until September 1987 he was Vice President, and from July 1985 until January 1987 he was Director of Finance and Operations, of Ansa Software Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software.

         David M. Doolittle has served as Vice President of the Company and ELXSI since June 1991. Mr. Doolittle was elected Chief Financial Officer, Treasurer and Secretary of the Company and ELXSI in September 1999. He has been Director and Vice President of Cadmus since December 1992, Vice President of MMI since July 1995 and Vice President, Treasurer and Assistant Secretary of Azimuth since September 1999. See "Certain Relationships and Related Transactions-- Management Agreement" below. Since February 1996, Mr. Doolittle has served as Chief Financial Officer of Cues. From November 1987 to May 1991, Mr. Doolittle was an accountant at Grant Thornton, a certified public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific filing deadlines of these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during the fiscal year ended December 31, 2002. To the best of the Company's knowledge, all of these filing requirements have been satisfied. In making this statement, the Company has relied solely on written representations of its directors and executive officers and any ten percent stockholders and copies of the reports that they filed with the Commission.

ITEM 11.          EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the Chief Executive Officer of the Company and of the other named executive officers of the Company for the year ended December 31, 2002.

                           Summary Compensation Table
                           --------------------------

                                                                                 Long-Term
                                           Annual Compensation                  Compensation
                                           -------------------              ---------------------
                                                                             No. of
                                                                           Shares of
                                    Fiscal                                   Common
                                     Year                                    Stock        All Other
          Name and                  Ended                                  Underlying      Compen-
     Principal Position            Dec. 31     Salary ($)     Bonus ($)     Options        sation
     ------------------            -------     ----------     ---------     -------        ------
Alexander M. Milley                  2002       186,884             --       2,500             --
Chairman, President                  2001       177,985             --          --             --
& Chief Executive Officer            2000       180,947             --       2,500             --

Daniel E. Bloodwell (1)              2002       102,846             --          --         91,302(2)
Vice President of ELXSI,             2001       140,539             --          --             --
President of Bickford's              2000       140,000         22,500         600             --

David M. Doolittle                   2002       112,476             --          --             --
Chief Financial Officer,             2001       110,000             --          --             --
Treasurer & Secretary                2000       110,000             --          --             --

Kevin Lynch                          2002       130,000             --       2,500             --
Vice President of the Company,       2001       130,000             --          --             --
ELXSI and Bickford's                 2000       130,000         17,500       3,100             --

----------------------

(1)      Mr. Bloodwell resigned from the Company in September 2002.
(2) Represents payment of additional compensation to Mr. Bloodwell equal to 7% of the approximately $1,280,000 in payments to be paid to Mr. Bloodwell under the Bickford's Phantom Stock Option Plan, as amended, as a result of his exercise of rights thereunder during 2001. See "Bickford's Phantom Stock Option Plan" below.

Bickford's Phantom Stock Option Plan

         In 1991, ELXSI adopted the Bickford's Phantom Stock Option Plan (the "PSO Plan"). Its only participants were Mr. Bloodwell (who resigned from the Company in September 2002) and two present and one other recently-retired Bickford's officers. At the inception of the PSO Plan, ELXSI granted to these individuals Phantom Stock Option Rights ("PSOR's"), each representing one percentage point, for an initial investment ranging from $25,000 to (in the case of Mr. Bloodwell) $40,833. Each holder of a PSOR was entitled to receive, upon exercise, a cash payment equal to: (a) the product of (i) the sum of the appraised value of Bickford's assets at the time of exercise less all then existing liabilities of the Company or ELXSI related to Bickford's, including any debt incurred to acquire Bickford's, debt incurred for Bickford's-related acquisitions and debt used for the working capital needs of Bickford's, and (ii) a percentage equal to the PSOR's then held by the holder; minus (b) an exercise price of approximately $74,000 per PSOR less such holder's initial investment. On July 2, 2001, the four PSOR holders exercised in full their rights to receive payment under the PSO Plan.

         In December 2001, ELXSI and the PSOR holders agreed on the amount and timing of the payments to be received by the PSOR holders as a result of their exercises under the PSO Plan. This agreement provided that the holders would receive approximately $3,638,000 in aggregate payments (the "Balance Amounts") with approximately three-quarters of the Balance Amounts due to be paid by October 1, 2002. The remaining Balance Amounts were to be paid by October 1, 2003. Until the Balance Amounts owed by the Company were paid off in full, the Company agreed to make quarterly payments to the PSOR holders equal to 7% of the unpaid Balance Amounts owed to them as additional compensation. Since December 2001, the Company has not paid any of the outstanding Balance Amounts and, during fiscal 2002, the Company paid an aggregate of $259,000 to the PSOR holders, representing the 7% payments of additional compensation owed to them.

         In March 2003, the Company entered into a new agreement with three of the PSOR holders with respect to their Balance Amounts and additional compensation. Under this new agreement, the Company is now only obligated to pay the 7% payments owed as additional compensation until the later of January 31, 2004 or the date on which the Company's senior lending bank is paid in full, at which point the unpaid Balance Amounts will become payable in monthly installments over four years on a "mortgage" amortization basis. The Company's obligation to pay any installment of the Balance Amounts is subject to approval of the Company's Board of Directors, subject to certain limitations. Mr. Bloodwell is one of these three PSOR holders.

         In March 2003, the Company also reached an agreement-in-principal with the fourth PSOR holder, James P. Shine. Under the terms of the agreement, the Company will postpone its payments of the unpaid Balance Amounts owed to Mr. Shine under the PSO Plan for a four year period at which time the unpaid Balance Amounts owed to Mr. Shine will become due and payable. During the four year period, the Company will pay Mr. Shine monthly payments equal to an annualized rate of 7% of the unpaid Balance Amounts owed to Mr. Shine under the PSO Plan as additional compensation. Mr. Shine will also have a lien on one Bickford's property in order to secure the unpaid Balance Amounts he is owed under the PSO Plan.

Common Stock Options

         The following table sets forth the stock options granted to the Company's named executive officers during the fiscal year ended December 31, 2002.

                                                                                            Potential Realizable Value
                                                                                            at Assumed Annual Rates of
                                                                                             Stock Price Appreciation
                                               Individual Grants                                for Option Term (3)
                     -------------------------------------------------------------------    -------------------------
                        Number of          % of Total
                        Securities          Options
                        Underlying         Granted to
                          Options         Employees in     Exercise Price    Expiration
        Name            Granted (1)       Fiscal Year       ($/share)(2)        Date          5% ($)        10% ($)
-------------------  ----------------   ----------------   --------------   ------------    ----------    -----------
Alexander M. Milley        2,500              14.3%             $3.61         10/8/12        $  5,676      $ 14,384

Kevin Lynch                2,500              14.3%             $3.61         10/8/12        $  5,676      $ 14,384

-----------------
(1) The options were granted under the Company's stock option plans and are fully vested.

(2) The exercise price is equal to the fair market value of the stock on the date of grant.

(3) The 5% and 10% assumed rates of annual compounded stock price appreciation are set forth in the rules of the Securities and Exchange Commission (the "SEC") and do not represent the Company's estimate or projection of future Common Stock prices.

         The following table presents information as to the value of unexercised in-the-money options granted under the Company's incentive stock option plans and held at year-end by the executive officers named in the Summary Compensation Table above.

                   Aggregated Option Exercises in Last Fiscal
                   ------------------------------------------
                     Year and Fiscal Year-End Option Values
                     --------------------------------------


                                                         Number of Securities               Value of Unexercised
                                                     Underlying Unexercised Options    In-the-Money Options at Fiscal
                              Shares                      at Fiscal Year-End                    Year-End (1)
                             Acquired       Value     ----------------------------     -----------------------------
Name                        on Exercise    Realized   Exercisable    Unexercisable     Exercisable     Unexercisable
----                        -----------    --------   -----------    -------------     -----------     -------------
Alexander M. Milley             --            --         187,500              0             $0               $0

David M. Doolittle              --            --         115,000          7,500             $0               $0

Daniel E. Bloodwell             --            --               0              0             $0               $0

Kevin Lynch                     --            --         126,550          1,550             $0               $0

--------------------

(1) Assumes a fair market value per share of Common Stock of $2.55, the December 31, 2002 closing price.

Compensation of Directors

         Cash Compensation. Since 1989, the directors of the Company have received no cash compensation for their services as such, except for reimbursement of reasonable expenses of attending meetings.

         Other Compensation. During 2002, the directors of the Company each received an option to purchase 2,500 shares of Common Stock, but did not receive any other compensation for their services as directors.

Employment Agreements

         In mid-1997, ELXSI and Mr. Milley entered into an Employment Agreement, dated as of June 30, 1997 (the "Milley Employment Agreement"), which, in the main: (i) provides for the employment of Mr. Milley as the Chairman of the Board, President and Chief Executive Officer of both the Company and ELXSI and as President and Chief Executive Officer of Cues; (ii) requires Mr. Milley to devote substantially his entire professional time, attention and energies (reasonable vacation, periods of illness and the like excepted) to the performance of all the duties, responsibilities and functions incident to those offices; and (iii) accordingly, places on Mr. Milley primary executive responsibility for each of the Company, ELXSI and Cues. Also in mid-1997, ELXSI and Mr. Doolittle entered into an Employment Agreement, dated as of June 30, 1997 (collectively with the Milley Employment Agreement, the "Employment Agreements"), pursuant to which Mr. Doolittle serves in various capacities with the Company, ELXSI and Cues, including Chief Financial Officer. Prior to the time that the Employment Agreements became effective, there was no formal employment or similar agreement between the Company or any of its subsidiaries and either Messrs. Milley or Doolittle (hereinafter, the "Executives"). The term of the Employment Agreements commenced on June 30, 1997, originally extended until June 30, 2005 (the "Initial Term") and can be renewed or extended with the approval of the Board of Directors of the Company and the consent of the Executive parties, on such terms and conditions as they may agree. During 1999, ELXSI, with the approval of the Board of Directors of the Company, agreed to extend the Initial Term of the Employment Agreements by two years, until June 30, 2007.

         Pursuant to the Employment Agreements, the Executives' respective base salary compensation was increased to: (i) $150,000 per annum in the case of Mr. Milley and $95,000 per annum in the case of Mr. Doolittle; plus (ii) an additional, cumulative 5% increase that becomes effective on each subsequent June 30 during its term. The Employment Agreements also entitle the Executives:
(a) to participate in such stock option, profit sharing and bonus plans as are made available to other senior executives of ELXSI; (b) to be covered (together with their spouses and minor children) by any and all group health, dental, life insurance and disability plans made available to senior executives of ELXSI, the Company or any of its subsidiaries or divisions generally; (c) to the use of a suitable executive company car; (d) to take four weeks of paid vacation during each year; and (e) to reimbursement for reasonable travel, lodging, entertainment, professional promotion and other appropriate business expenses incurred in the course of their duties on behalf of ELXSI, the Company or any of its subsidiaries or divisions. The Employment Agreements do not limit or restrict the right or ability of ELXSI (acting with the authorization of the Board of Directors of the Company or the Compensation Committee thereof) to grant or award other or additional compensation to the Executives, in whatever form at any time, or to limit or restrict the right or ability of ELXSI to prospectively or conditionally grant or award any such other or additional compensation.

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

Compensation Committee Interlocks and Insider Participation

         Throughout 2002, the Company's Compensation Committee was comprised of Messrs. Milley, Kavarana and O'Donnell. Throughout 2002, Mr. Milley also served as Chairman, President and Chief Executive Officer of the Company and ELXSI and as President and Chief Executive Officer of its Cues division. Since September 2002, Mr. Milley has also served as President and Chief Executive Officer of Bickford's. Throughout 2002, Messrs. Doolittle, Milley and Shaw all served as directors and/or executive officers of Azimuth. Messrs. Milley, Shaw and O'Donnell were directors and/or executive officers of Molecular Diagnostics throughout 2002. Messrs. Milley, Shaw and Doolittle were directors and/or executive officers of Cadmus throughout 2002.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 15, 2003, the Company had outstanding 4,012,197 shares of Common Stock. The following table sets forth certain information regarding the ownership of the Company's Common Stock by each of the Company's directors, each of the executive officers of the Company who are named in the "Executive Compensation" section above, directors and executive officers of the Company as a group, and all those persons and entities known by the Company to be beneficial owners of more than five percent (5%) of the Common Stock, based upon information furnished by the respective beneficial owners.

                                                         Common Stock of the
                                                     Company Beneficially Owned
                                                       as of April 15, 2003(1)
                                            -----------------------------------------------
               Name                           Number of Shares           Percent of Class
-------------------------------------       --------------------       --------------------
Alexander M. Milley
3600 Rio Vista Avenue, Suite A
Orlando, Florida  32805                          2,273,514(2)                 52.6%

Farrokh K. Kavarana(3)                              59,100(4)                  1.5%

Kevin P. Lynch(3)                                  130,997                     3.2%

Robert C. Shaw(3)                                  295,511(5)                  6.7%

Denis M. O'Donnell(3)                               49,900                     1.2%

David M. Doolittle (3)                             337,433(5)                  7.5%

Peter R. Kellogg
Spear, Leeds & Kellogg
120 Broadway
New York, New York  10271                          788,000(6)                 19.6%

Aggel Enterprises, Ltd.
11 Duddell Street, 12th Floor
Hong Kong                                          325,940(7)                  8.1%

  All executive officers and                     3,146,455(2)(4)(5)           57.5%
     directors as a group (6 persons)

-----------------------
(1) Numbers and percents in the table and footnotes are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). Each of the named persons and groups has sole voting and dispositive power with respect to the shares shown, except as otherwise indicated. Includes shares issuable upon exercise of stock options granted by the Company that are exercisable currently or within 60 days, as follows: Farrokh K. Kavarana: 57,500 shares; Kevin P. Lynch: 127,800 shares; Alexander M. Milley: 187,500 shares; Robert C. Shaw: 72,500 shares; Denis M. O'Donnell: 35,000 shares; David
         M. Doolittle: 122,500 shares; and all executive officers and directors as a group: 602,800 shares. Excludes shares issuable upon exercise of stock options granted by the Company that become exercisable in more than 60 days, as follows: Kevin P. Lynch: 300 shares; and all executive officers and directors as a group: 300 shares.

(2) Consists entirely of: (i) 112,347 outstanding shares and 118,762 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by Eliot Kirkland L.L.C. ("EKLLC"), of which Mr. Milley is the sole manager, the President and a member; (ii) 265,172 shares held by Cadmus Corporation ("Cadmus"), of which Mr. Milley is the Chairman, President and an indirect controlling shareholder; (iii) 590,200 shares held by ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner; (iv) 211,533 shares held by Azimuth

         Corporation ("Azimuth"), of which Mr. Milley is the Chairman, President and (through Cadmus) the sole holder of voting stock; and (v) 788,000 shares held by Peter R. Kellogg or other "Kellogg Persons" party to the Kellogg Standstill Agreement (see "Certain Relationships and Related Transactions -- Rights Agreement Amendment; Kellogg Standstill Agreement" below), over which Mr. Milley has sole voting power but no dispositive power. Also includes 187,500 shares issuable upon exercise of stock options granted by the Company that are exercisable. Excludes 60,004 shares of Common Stock held by The Alexander M. Milley Irrevocable Trust I (the "Milley Trust"), a trust for the benefit of certain members of Mr. Milley's immediate family, and 150,500 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by the Milley Trust. Under Rule 13d-3, shares beneficially owned by the Milley Trust as determined thereunder are deemed not to be beneficially owned by Mr. Milley. EKLLC's, Cadmus's, ELXLP's and Azimuth's shares represent approximately 5.6%, 5.9%, 14.7% and 5.3%, respectively, of the outstanding Common Stock. Milley Management Incorporated ("MMI"), of which Mr. Milley is President, sole director and majority stockholder, is a controlling stockholder of Cadmus and so may be deemed to share the voting and dispositive power with respect to shares of Common Stock held by Cadmus; consequently, MMI may be deemed to beneficially own 265,172 shares, or approximately 5.9%, of the outstanding Common Stock. The address of each of EKLLC, Cadmus, ELXLP, Azimuth and MMI is the same as that indicated above for Mr. Milley. All the shares of Common Stock held by ELXLP, and 231,505 of the shares held by Cadmus, have been pledged to the Company and ELXSI to secure the ELXLP and Cadmus promissory notes described in "Certain Relationships and Related Transactions -- Loans to Cadmus and ELXLP" below.

(3) The address of all directors and executive officers of the Company is c/o ELXSI Corporation, 3600 Rio Vista Avenue, Suite A, Orlando, FL 32805.

(4) Excludes an aggregate of 325,940 shares of Common Stock held by Aggel Enterprises, Ltd. and certain affiliated entities. Mr. Kavarana is affiliated with the controlling shareholders of Aggel Enterprises, Ltd. and its affiliates. Mr. Kavarana disclaims beneficial ownership of all of the foregoing shares.

(5) Includes 211,533 shares held by Azimuth Corporation, of which Messrs. Shaw and Doolittle are officers, directors and controlling stockholders.

(6) Includes: (i) 125,000 shares held by Cynthia Kellogg, Mr. Kellogg's wife; (ii) 310,500 shares held by I.A.T. Reinsurance Syndicate Ltd. ("IAT"), of which Mr. Kellogg is the sole holder of voting stock, and subsidiaries of IAT; (iii) 200,000 shares held by the Peter R. Kellogg & Cynthia Kellogg Foundation (the "Kellogg Foundation"), of which Mr. Kellogg is a trustee; and (iv) 50,000 shares held by the NOM Trust U/W/O James C. Kellogg III (the "Kellogg Trust"), of which Mr. Kellogg is a trustee. Mr. Kellogg: (a) has sole dispositive power with respect to the shares held by IAT and shared dispositive power with respect to the shares held by Mrs. Kellogg, the Kellogg Foundation and the Kellogg Trust, and (b) disclaims beneficial ownership of all of the foregoing shares. Mr. Kellogg, Mrs. Kellogg, IAT and its subsidiaries holding Common Stock, the Kellogg Foundation and the Kellogg Trust are the current "Kellogg Persons" party to the Kellogg Standstill Agreement and, pursuant thereto, have granted to Mr. Milley an irrevocable right to vote the shares of Common Stock held by them. See "Certain Relationships and Related Transactions--Rights Agreement Amendment; Kellogg Standstill Agreement" below.

(7) Includes 69,784 shares owned of record or beneficially by other entities under common control with Aggel Enterprises, Ltd. Mr. Kavarana, a director of the Company, is affiliated with the controlling shareholders of Aggel Enterprises, Ltd. and its affiliates. Mr. Kavarana disclaims beneficial ownership of all shares beneficially owned by Aggel Enterprises, Ltd.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

         In connection with its 1989 restructuring, the Company entered into a Management Agreement, dated September 25, 1989 (as amended, the "Management Agreement"), with Winchester National, Inc. ("Winchester"), a private investment and management consulting firm owned by Mr. Milley. In July 1991, the Company transferred its rights and duties under the Management Agreement to ELXSI, its wholly-owned subsidiary, and Winchester transferred its rights and duties under the Management Agreement to MMI, of which Mr. Milley is the President and the sole director and of which Mr. Milley and the Milley Trust, a trust for the benefit of certain members of Mr. Milley's immediate family, are the only stockholders. The Management Agreement initially was scheduled to expire on September 30, 1992; in that year MMI and ELXSI agreed to an extension of its term (i) through September 30, 1995 (the "Initial Term") and (ii) thereafter, until terminated by either party with the approval of a majority of its Board of Directors on not less than 90 days prior written notice to the other party. Effective January 1, 1994, MMI transferred its rights and obligations under the Management Agreement to Cadmus. Under an amendment entered into by ELXSI and Cadmus in 1997 (the "1997 Amendment") the date for the earliest expiration of the Initial Term was extended from September 30, 1995 to June 30, 2005, and under another amendment agreed to by ELXSI and Cadmus in 1998 the date for the earliest expiration of the Initial Term was further extended to June 30, 2007.

         Under the terms of the Management Agreement, Cadmus provides ELXSI with advice and services with respect to its business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research; (n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. In addition, Cadmus provides the Company with general administrative services, for which it did not charge the Company for 2002.

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

         Prior to the 1997 Amendment, the fee compensation payable by ELXSI under the Management Agreement was $500,000 per annum. Pursuant to the 1997 Amendment, this compensation was increased, effective April 1, 1997, to (i) $600,000 per annum plus (ii) an additional, cumulative 5% increase that becomes effective on each April 1 during its term. Cadmus may request an increase in such fee or escalator, but any such increase must be approved by a majority of the independent directors of the Company. The Company did not pay any Management Agreement fees to Cadmus for the year ended December 31, 2002.

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

         Each of Messrs. Milley, Shaw and Doolittle is an officer and/or director of Cadmus; Messrs. Shaw and Lynch are minority shareholders of Cadmus; and through MMI (a direct Cadmus stockholder), Mr. Milley is the controlling shareholder of Cadmus. See "Directors and Executive Officers of the Company" above.

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

         In December 1994, the Company made a three-year loan of $1,155,625 to ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner and Messrs. Lynch, Shaw and Doolittle are limited partners, to finance ELXLP's exercise of an option to purchase 369,800 shares of Common Stock from The Airlie Group, L.P. In December 1996, the Company made another three-year loan to ELXLP, of $909,150, utilized by it to exercise an option to purchase 110,200 shares of Common Stock held by BankAmerica Capital Corporation ("BACC"), an affiliate of BofA, and to purchase from BACC an additional 110,200 shares of Common Stock. Funding for these loans were obtained by the Company through ELXSI's credit agreement with BofA. Both Company loans to ELXLP required no principal or interest payments until their respective maturity dates and bear interest at a rate equal to the Company's cost of funds (under ELXSI's BofA credit agreement) plus 0.5%. In December 1997, the Company agreed to a three-year extension of its 1994 loan to ELXLP, and ELXLP paid in full all interest accrued on such loan through the original maturity date, totaling approximately $330,000. In December 1999, the Company agreed to a three-year extension of its 1996 loan to ELXLP and to the capitalization of the interest then accrued thereon. In December 2000, the Company agreed to a further three-year extension of its 1994 loan to ELXLP and to the capitalization of the interest then accrued thereon.

         Effective December 31, 2001, the terms of the promissory notes of Cadmus and ELXLP delivered to the Company and ELXSI in connection with each of these loans were amended. Pursuant to these amendments (among other things), all unpaid interest as of December 31, 2001 (approximately $271,000 in the case of Cadmus and $346,000 in the case of ELXLP) were added to principal, and the maturity dates were extended to April 1, 2005, with no principal or interest payments scheduled prior to that date. The Company did not record the approximately $934,000 and $224,000 of interest accrued under the Cadmus and ELXLP loans, respectively, during the year ended December 31, 2002. The Company also required new security for these notes and, accordingly, Mr. Milley, Cadmus, ELXLP, MMI (of which Mr. Milley is the President, sole director and majority shareholder) and Winchester (of which Mr. Milley is an officer, director and sole shareholder) granted guarantees of each of these notes and entered into Pledge and Security Agreements by which they pledged certain equity securities and brokerage account interests, including 821,705 shares of Common Stock of the Company, as collateral security for Cadmus's and ELXLP's obligations thereunder. Also pursuant to these amendments, the Company and ELXSI agreed that payments under these notes could be made in cash or by the surrender of (among other things) shares of Common Stock of the Company, in which event the Board of Directors of the Company will determine the value thereof to be applied in reduction of the indebtedness paid.

Warrants Extensions

         As of April 15, 2003, the Company had outstanding 200,500 Series A Warrants to Purchase Common Stock ("Series A Warrants") and 68,762 Series C Warrants to Purchase Common Stock (the "Series C Warrants"). Fifty Thousand

(50,000) Series A Warrants and all of the Series C Warrants are held by Eliot Kirkland L.L.C., of which Mr. Milley is the sole manager, the President and a member. The remaining 150,500 Series A Warrants are held by the Milley Trust. See "Certain Relationships and Related Transactions -- Management Agreement" above. Under their original terms, the Series A Warrants were exercisable at $3.125 per share and expired on September 30, 1996 and the Series C Warrants were exercisable at $4.36 per share and expired on January 31, 1997. In 1996, the Company and the holders of the Series A Warrants and Series C Warrants agreed to, and in March, 1997 the Company's Board of Directors approved, a two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $3.75 and $5.23, respectively. In 1998, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, an additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $4.50 and $6.278, respectively. In 2000, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, a further additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $5.40 and $7.534, respectively. On September 27, 2002, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, an additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $6.48 and $9.041, respectively. The Series A Warrants currently expire on September 30, 2004 and the Series C Warrants currently expire on January 31, 2005.

Rights Agreement Amendment; Kellogg Standstill Agreement

         In 1997, the Company entered into a Rights Agreement, dated as of June 4, 1997 (as amended, the "Rights Agreement"), with Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), pursuant to which (among other things) the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right (each, a "Right") for each share of Common Stock outstanding at the opening of business on June 16, 1997. All shares of Common Stock issued on or after such date also have or will have one attached Right. Generally speaking, each Right will detach from the Common Stock, and become exercisable at $25.00 for shares of Common Stock having twice that value, ten business days after: (a) the public announcement that any person, entity or "group", together with the respective affiliates and associates thereof, has become the beneficial owner of 15% or more of the outstanding Common Stock (such a person, entity or group, an "Acquiring Person"), or (b) the commencement of a tender or exchange offer that would result in any person, entity or "group" beneficially owning 15% or more of the outstanding Common Stock (as such terms are defined, and determinations made, under applicable Commission rules); provided that the percentage applicable to Mr. Milley and other "Milley Group Members" (as defined in the Rights Agreement, and which includes Azimuth, Cadmus, Eliot Kirkland L.L.C., ELXLP and MMI) is 35%.

         In January 1999, after Peter R. Kellogg disclosed to the Company that he and certain related persons and entities, in the aggregate, owned in excess of 650,000 shares of Common Stock, they commenced negotiations that culminated in the entering into by: (a) the Company and the Rights Agent of a Rights Agreement Amendment, dated as of March 16, 1999 (the "Rights Agreement Amendment"), and (b) the Company, Alexander M. Milley, Mr. Kellogg and such related persons and entities (who are identified in footnote 6 to the table in under the heading "Security Ownership of Certain Beneficial Owners and Management" above) (collectively with Mr. Kellogg, the "Kellogg Persons"), of a Standstill Agreement, dated as of March 16, 1999 (the "Kellogg Standstill Agreement").

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

                                     PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K


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

4.3 Form of Fourth Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

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

4.6 Form of Fourth Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

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

4.9 Form of Fourth Allonge and Amendment to Series C Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

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

4.12 Amended and Restated Loan and Security Agreement, dated as of April 22, 2002 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-11877)).

4.13 First Amendment to Amended and Restated Loan And Security Agreement dated as of August 5, 2002 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

4.14 Second Amendment to Amended and Restated Loan And Security Agreement dated as of December 30, 2002 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

4.15 Third Amendment to Amended and Restated Loan And Security Agreement dated as of January 31, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

4.16 Fourth Amendment to Amended and Restated Loan And Security Agreement dated as of March 31, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Filed herewith).

4.17 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.18 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.19 Mortgage and Security Agreement, dated as of September 24, 1997 between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 000-11877)).

4.20 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.21 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.22 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.23 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 000-11877)).

4.24 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

4.25 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

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

10.15 Letter Agreement by and between ELXSI and Robert Germaine dated March 28, 2003. (Incorporated herein by reference to Exhibit
                10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

10.16 Letter Agreement by and between ELXSI and Lawrence Pszenny dated March 28, 2003. (Incorporated herein by reference to Exhibit
                10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

10.17 Letter Agreement by and between ELXSI and Daniel Bloodwell dated March 28, 2003. (Incorporated herein by reference to Exhibit
                10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

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

23.1            Consent of Tedder, James, Worden and Associates, P.A.
                (Incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

23.2 Consent of PricewaterhouseCoopers LLP. (Incorporated herein by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

99.1 Certifications of Alexander M. Milley and David M. Doolittle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

99.2 Certifications of Alexander M. Milley and David M. Doolittle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).



4.   Reports on Form 8-K

     No current reports on Form 8-K have been filed during the last quarter for the period covered by this report.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ELXSI CORPORATION



Date:  April 30, 2003               By: /s/ ALEXANDER M. MILLEY
                                        ------------------------------------
                                        Alexander M. Milley
                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                 CERTIFICATIONS


         I, Alexander M. Milley, certify that:


1.       I have reviewed this annual report on Form 10-K/A of ELXSI Corporation;

2. Based on my knowledge, this annual report amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: April 30, 2003
      --------------------------------------------------------------------------

By: /s/ ALEXANDER M. MILLEY
    ----------------------------------------------------------------------------
    Alexander M. Milley
    Chairman of the Board, President and Chief Executive Officer

         I, David M. Doolittle, certify that:


1.       I have reviewed this annual report on Form 10-K/A of ELXSI Corporation;

2. Based on my knowledge, this annual report amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: April 30, 2003
      --------------------------------------------------------------------------

By: /s/ DAVID M. DOOLITTLE
    ----------------------------------------------------------------------------
    David M. Doolittle
    Treasurer, Secretary and Chief Financial Officer