Form 10-Q
period 2003-03-31
ELXSI CORP /DE//
filed 2003-05-15
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ________________

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               -------------------------     -------------------


                         Commission file number 0-11877
                                                -------


                                ELXSI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               77-0151523
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. employer
 or organization)                                    identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida          32805
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:  (407) 849-1090
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]



On May 8, 2003, the registrant had outstanding 4,012,197 shares of Common Stock, par value $0.001 per share.

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

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S


                                                       March 31,    December 31,
                                                         2003          2002
                                                       ---------    ------------
                                                      (Unaudited)
Current assets:

   Cash and cash equivalents                           $     622     $     777

   Accounts receivable, less allowance for
     doubtful accounts of $389 and $374 in
     2003 and 2002, respectively                           4,819         4,699

   Income taxes receivable                                    31           252

   Inventories                                            13,757        14,616

   Prepaid expenses and other current assets                 627           842

   Deferred tax asset                                      3,786         4,104
                                                       ---------     ---------

      Total current assets                                23,642        25,290

Property, buildings and equipment, net                    32,652        32,294

Intangible assets, net                                     1,778         1,785

Deferred tax asset - noncurrent                           12,167        10,799

Deferred charge                                            7,605         8,074

Other                                                        410           457
                                                       ---------     ---------

      Total assets                                     $  78,254     $  78,699
                                                       =========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       March 31,    December 31,
                                                         2003          2002
                                                       ---------    ------------
                                                      (Unaudited)

Current liabilities:
   Accounts payable                                     $ 2,988       $ 2,734
   Accrued expenses                                       6,673         6,492
   Capital lease obligations - current                       53            54
   Current portion of long-term debt                     13,163        13,202
                                                        -------       -------
      Total current liabilities                          22,877        22,482

Capital lease obligations - non current                     561           578
Long-term debt                                               40            43
Other non current liabilities                             3,638         3,638
                                                        -------       -------

      Total liabilities                                  27,116        26,741
                                                        -------       -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
   Convertible, par value $0.002 per share
     Authorized--5,000,000 shares
     Issued and outstanding--none                            --            --
  Common stock, par value $0.001 per share
     Authorized--60,000,000 shares
     Issued and outstanding -- 4,012,197
      at March 31, 2003 and
      December 31, 2002                                       4             4
  Additional paid-in capital                            221,194       221,194
  Notes receivable - related parties                    (11,972)      (11,972)
  Accumulated deficit                                  (157,732)     (156,982)
  Accumulated other comprehensive income                   (356)         (286)
                                                        -------       -------

      Total stockholders' equity                         51,138        51,958
                                                        -------       -------

      Total liabilities and stockholders'
        equity                                          $78,254       $78,699
                                                        =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
                                  INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2003              2002
                                             ---------         ---------

Net  sales                                   $  23,316         $  25,282
Costs and expenses:
   Cost of sales                                20,545            21,315
   Selling, general and administrative           2,516             2,562
   Depreciation and amortization                 1,058             1,118
                                             ---------         ---------

Operating (loss) income                           (803)              287

Other income (expense):
   Interest income                                  26                --
   Interest expense                               (434)             (433)
   Other expense                                   (15)              (14)
                                             ---------         ---------

Loss before income tax benefit                  (1,226)             (160)
Income tax benefit                                 476               150
                                             ---------         ---------

Net loss before cumulative effect of
  accounting change                               (750)              (10)
Cumulative effect of accounting change for
  SFAS No. 142                                      --            (3,172)
                                             ---------         ---------

Net loss                                          (750)           (3,182)

Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustment          (70)               (7)
  Adjustment for cash flow hedge                    --                44
                                             ---------         ---------

Comprehensive loss                           $    (820)        $  (3,145)
                                             =========         =========

Basic and diluted net loss per common share:
  Before accounting change                   $    (.19)        $      --
  Cumulative effect of accounting change            --              (.79)
                                             ---------         ---------
                                             $    (.19)        $    (.79)
                                             ---------         ---------
Weighted average number of common and
  common equivalent shares:
     Basic                                       4,012             4,028
                                             =========         =========
     Diluted                                     4,012             4,028
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)


                                                                       Accumulated
                                                Common Stock            Additional      Related          Accum-         Other
                                          ------------------------       Paid-In-        Party           ulated     Comprehensive
                                            Shares        Dollars        Capital         Notes          Deficit     Income (Loss)
                                          ---------      ---------     -----------     ---------       ---------    ------------

Balance at December 31, 2002              4,012,197      $       4        221,194      $ (11,972)      $(156,982)   $       (286)
Foreign currency translation
  adjustment, net of tax                         --             --             --             --              --             (70)
Net loss                                         --             --             --             --            (750)             --
                                          ---------      ---------      ---------      ---------       ---------    ------------

Balance at March 31, 2003                 4,012,197      $       4      $ 221,194      $ (11,972)      $(157,732)   $       (356)
                                          =========      =========      =========      =========       =========    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2003                2002
                                                    --------            --------

Cash flows provided by operating activities:
Net loss                                            $  (750)            $(3,182)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                      1,058               1,118
   Cumulative effect of accounting change                --               3,172
   Amortization of deferred debt costs                   75                  74
   Other                                                (15)                (14)

(Increase) decrease in assets:
   Accounts receivable                                 (120)                738
   Income tax receivable                                221               1,296
   Inventories                                          859                 592
   Prepaid expenses and other current assets            215                 106
   Deferred tax asset                                (1,050)               (735)
   Deferred charge                                      469                 488
   Other                                                (98)                 42
Increase (decrease) in liabilities:
   Accounts payable                                     254                  60
   Accrued expenses                                     181                 134
                                                    -------             -------
   Net cash provided by operating activities          1,299               3,889
                                                    -------             -------

Cash flows used in investing activities:
   Purchase of property, building and equipment      (1,394)               (428)
                                                    -------             -------
     Net cash used in investing activities           (1,394)               (428)
                                                    -------             -------

Cash flows used in financing activities:
   Net borrowings (payments) on line of credit           20              (3,447)
   Payments of long-term debt                           (62)                (64)
   Payment of deferred fees                              --                 (26)
   Principal payments on capital lease obligations      (18)                 (9)
                                                    -------             -------
   Net cash used in financing activities                (60)             (3,546)
                                                    -------             -------


    The accompanying notes are an integral part of the consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2003                2002
                                                    --------            --------

Decrease in cash and cash equivalents                  (155)                (85)

Cash and cash equivalents, beginning of period          777                1,194
                                                    -------             --------

Cash and cash equivalents, end of period            $   622             $  1,109
                                                    =======             ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Income taxes                                     $    69             $    260
   Interest                                             406                  361


   The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

Restaurant Operations. On July 1, 1991, ELXSI acquired 30 Bickford's restaurants (the Bickford's Restaurants") and 12 Howard Johnson's restaurants from Marriott Family Restaurants, Inc. These restaurants were located in Massachusetts, Vermont, New Hampshire, Rhode Island and Connecticut.

On December 30, 2000, ELXSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), all of the Bickford's Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, these Bickford's Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During the first quarter of 2003, one Bickford's Restaurant in Marlboro, MA was closed and was sold in April 2003 and one new restaurant was opened in Brighton, MA. As of March 31, 2003, the Company had 63 Bickford's Restaurants owned and operated by BFRI (the "Restaurants" or "Restaurant Operations").

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The adoption of FAS 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and trademarks to current carrying value. Upon adoption in the first quarter of 2002, the Company recorded a loss as a cumulative effect of an accounting change of $3,172,000 related to goodwill in the Cues division. Prior periods have not been restated for the adoption of FAS 142. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company will perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Goodwill and other intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of FAS 142 are Restaurants and Equipment. Impairment assessments are performed using a variety a methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors. Trademarks are being amortized over their useful lives of 35 years. The Company reviews such trademarks for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") in August 2001. FAS 143, which became effective for the Company in January 2003, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The adoption of FAS 143 did not have an impact on the Company's consolidated results of operations and financial position.

The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") in August 2001. FAS 144, which became effective for the Company beginning with the first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 has had no material impact on the Company's consolidated results of operations and financial position.

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 has not had a material impact on the consolidated results of operations and financial position of the Company.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 requires that the initial measurement of a liability be at fair value. FAS 146 became effective for the Company in 2003 and has not had a material impact on the consolidated results of operations and financial position of the Company.

Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of March 31, 2003, and the results of their operations and cash flows for the three months ended March 31, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3. Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to the potential dilution that could occur if options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share was 4,012,000 and 4,028,000 for the three months ended March 31, 2003 and 2002, respectively. Options and warrants to purchase an aggregate 1,106,000 and 1,196,000 shares of Common Stock at March 31, 2003 and 2002, respectively, were not included in the diluted loss per share calculations for the three months then ended, since the effect would have been anti-dilutive.

Note 4.  Accounts Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes receivable. Under the new, restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies and other assets held by Mr. Milley and these related companies. All interest and principal payable under these notes receivable is due on the maturity date at rates previously in existence. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at March 31, 2003 and December 31, 2002 has been reflected in the equity section of the consolidated balance sheets as a contra-equity. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory. Inventory is summarized in the following table.

                                            March 31,       December 31,
                                              2003              2002
                                          ------------      ------------
Inventories:
   Raw materials and finished goods       $  9,010,000      $  9,479,000
   Work in process                           4,747,000         5,137,000
                                          ------------      ------------
                                          $ 13,757,000      $ 14,616,000
                                          ============      ============

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. As of March 31, 2003, the restaurant operations segment includes 63 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last Annual Report on Form 10-K or Form 10-K/A for the year ended December 31, 2002. The "Other" lines include corporate related items; results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments.

Summarized financial information by business segment for the three months ended March 31, 2003 and 2002 is summarized in the following table.

                                                2003            2002
                                            ------------    ------------
Revenues from external customers:
   Restaurants                              $ 15,922,000    $ 16,898,000
   Equipment                                   7,394,000       8,384,000
                                            ------------    ------------
                                            $ 23,316,000    $ 25,282,000
                                            ============    ============
Segment (loss) profit:
   Restaurants                              $   (763,000)   $    225,000
   Equipment                                     273,000         184,000
   Other                                        (313,000)       (122,000)
                                            ------------    ------------
                                            $   (803,000)   $    287,000
                                            ============    ============
Segment assets:
   Restaurants                              $ 38,127,000    $ 35,579,000
   Equipment                                  21,898,000      26,706,000
   Other                                      18,229,000      22,870,000
                                            ------------    ------------
                                            $ 78,254,000    $ 85,155,000
                                            ============    ============

There were no inter-segment sales or transfers during the three months ended March 31, 2003 or 2002. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the deferred tax asset and the deferred charge.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer

Note 7.  Long-Term Debt.

Under the terms of its line of credit and term loan agreement with Bank of America, N.A. ("BofA"), the Company is required to meet certain financial and other qualitative covenants, including financial covenants relating to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. On December 30, 2002 and January 31, 2003, under amendments to the New Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 (the "IDB Bonds") into a second term loan with BofA under the New Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the New Credit Agreement, and therefore, was in default under the provisions of the New Credit Agreement. On January 31, 2003, the Company entered into an amendment to the New Credit Agreement with BofA, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included the following terms, which represent changes from the New Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee (2) at the Company's option, a further extension of the maturity date of all BofA debt until January 31, 2004 with the payment of an additional fee of $50,000 in June 2003; (3) interest on all BofA's debt at BofA's prime rate plus 3.5% (which interest rate will increase to BofA's prime rate plus 5% if the Company exercises it option to extend the maturity date of all BofA debt until January 31, 2004); (4) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company has obtained by that date an acceptable loan commitment letter from another lender or has hired an investment banker to sell either of its operating segments; and
(5) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

At March 31, 2003, the Company was in compliance with the terms and covenants of the New Credit Agreement, as amended; including an amendment to the New Credit Agreement dated as of March 31, 2003 which revised several financial covenants for 2003. The New Credit Agreement, however, contains provisions that allow BofA to accelerate payment of the amounts due thereunder if they determine that a material adverse change has occurred with respect to the Company. The December 31, 2002 consolidated financial statements included an independent auditors' report which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity date. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay the amounts due under the New Credit Agreement, the Company believes several options are available to generate additional liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST QUARTER 2003 RESULTS TO FIRST QUARTER 2002 RESULTS

The 2003 first quarter sales decreased $1,966,000 and gross profit decreased $1,196,000 as compared to 2002 first quarter sales and gross profit figures. Selling, general and administrative expense decreased $46,000 and depreciation and amortization decreased $60,000, resulting in an operating income decrease of $1,090,000. Interest expense increased $1,000, interest income increased $26,000, other expense increased $1,000 and income tax benefit increased by $326,000. The Company recorded a net loss of $750,000 in the first quarter of 2003 compared to a net loss of $3,182,000 in the corresponding period in the previous year.

The first quarter of 2002 included the cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with FAS 142. Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002. Excluding this accounting change, the Company would have recorded a loss of $10,000 in the first quarter of 2002.

Restaurant Division. Restaurant sales decreased by $976,000, or 5.8%, in the first quarter of 2003 compared to the same period in the prior year. Same store sales decreased $640,000, or 3.9%, in the first quarter of 2003 compared to 2002. Also contributing to the 2003 first quarter sales decrease were lost sales of $641,000 due to closed Restaurants partially offset by an increase in sales at new and non-comparable Restaurants of $305,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 11.3%, which was partially offset by menu price increases. During the first quarter of 2003, the average guest check increased $.59 compared to the same period in the prior year. Historically this was the greatest single quarter average guest check increase in the history of Bickford's and was a direct result of the implementation of the new lunch and dinner menu discussed below. Unfortunately the continuing weakness in the New England economy along with numerous snowstorms contributed significantly to the same store sales and customer count declines during the quarter.

The gross profit percentage decreased 6.2% from 11.1% to 4.9%, which along with the sales decrease caused restaurant gross profit to decrease by $1,102,000, or 58.7%, in the first quarter of 2003 compared to the same period in 2002. The decline in customers resulted in higher fixed labor and variable costs as percentages of sales consequently creating the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $70,000, or 10.5%, primarily due to a decrease in labor costs.

Restaurant depreciation and amortization expense decreased by $44,000 during the first quarter of 2003 compared to the same period in the prior year.

As a result of the above items, Restaurant operating income decreased $988,000, or 439.1% during the first quarter ended March 31, 2003 compared to the same period in the prior year.

Operationally we have chosen to focus attention on improving the customer's experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products. When fully implemented, we will be serving high quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktail, fresh clams, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast items are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items will be high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution, we expect to attract a new level of customer. Although it will take some time to implement and see results, we are optimistic that this strategy will have a positive impact on customer counts and profits going forward. Had it not been for the severe winter weather experienced in the first quarter of 2003, results would have been significantly better than reported.

Cues Division. Cues's sales decreased by $990,000, or 11.8%, in the first quarter of 2003 compared to the same period in the prior year mainly due to a decrease in sales of truck-mounted systems. The gross profit percentage, however, increased 1.6%, resulting in a gross profit decrease of $94,000, or 4.5%, in the first quarter of 2003 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of the mix of products sold. Selling, general and administrative expense decreased $167,000, or 9.4%, in the first quarter of 2003, compared to the corresponding period in the prior year primarily due to a reduction in international selling expense and a reduction in domestic salary expense and benefits. Depreciation and amortization expense decreased $16,000, or 12.2% in 2003. As a result of the above items, operating income increased by $89,000, or 48.4% in the first quarter of 2003 compared to the same period in 2002.

During 2002, the Company recorded a cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with FAS 142 (see Note 1 of the Notes to the Consolidated Financial Statements above). Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002.

A prime competitor of Cues had intensified efforts during 2002 to require users of closed circuit television inspection systems to purchase electrically operated sewer inspection equipment that is labeled and listed for use in Class I, Division I hazardous locations by a nationally recognized testing laboratory ("NRTL").

On September 25, 2002, Federal OSHA issued a memorandum to all regional OSHA offices which provided that when no explosive hazards are present the sewer section may be classified as an ordinary work location. Moreover, when an employer operates the cameras remotely and no employees are exposed to a potential hazard, the provisions covering Class I, Division I hazardous locations do not apply. As a result, non-labeled and listed products can continue to be used when testing and monitoring of the sewer gases indicate no explosive level is present and general safety procedures are followed.

Corporate. Corporate general and administrative expenses increased by $191,000, or 156.6%, during the first quarter of 2003 compared with the same period in 2002 primarily due to an increase in legal and bank fees.

Income Taxes. The consolidated income tax benefit increased from $150,000 in the first quarter of 2002 to $476,000 in the first quarter of 2003. The increase in the tax benefit resulted primarily from the 2003 first quarter Restaurant loss.

Earnings (Loss) Per Share. The basic and diluted loss per share for the first quarter ended March 31, 2003 were both $.19 per share. The basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2003 were both 4,012,000. Including the cumulative effect of the accounting change recorded in the first quarter of 2002, the basic and diluted loss per share were both $0.79 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,028,000. Excluding the cumulative effect of the accounting change, the basic and diluted earnings per share for the first quarter ended March 31, 2002 were both $0.00 per share. The average market price for the first three months of 2003 was $2.79 compared to an average of $6.81 in the corresponding period of 2002.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at March 31, 2003 and December 31 2002, were $622,000 and $777,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Under the terms of its line of credit and term loan agreement with Bank of America, N.A. ("BofA"), the Company is required to meet certain covenants, including financial covenants relating to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On April 22, 2002, the Company entered into an Amended and Restated Loan and Security Agreement ("the New Credit Agreement") with BofA. On December 30, 2002 and January 31, 2003, under amendments to the New Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 (the "IDB Bonds"), into a second term loan with BofA due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the New Credit Agreement, and therefore was in default under the provisions of the New Credit Agreement. On January 31, 2003, the Company entered into an amendment to the New Credit Agreement with BofA that included a waiver by BofA of all 2002 covenant violations. This amendment also included the following terms, which represent changes from the New Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee; (2) at the Company's option, a further extension of the maturity date of all BofA debt until January 31, 2004 with the payment of an additional fee of $50,000 in June 2003; (3) interest on all BofA debt at BofA's prime rate plus 3.5% (which interest rate will increase to BofA's prime rate plus 5% if the Company exercises its option to extend the maturity date of all BofA debt until January 31, 2004); (4) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company has obtained by that date an acceptable loan commitment letter from another lender or has hired an investment banker to sell either its Cues Division or Restaurant Operations; and (5) the establishment of revised covenants for 2003, including an EBITDA, net worth and capital expenditure covenant.

At March 31, 2003, the Company was in compliance with the revised terms and covenants of the New Credit Agreement as amended; including an amendment to the New Credit Agreement dated as of March 31, 2003 which revised several financial covenants for 2003. The New Credit Agreement, however contains provisions which allow BofA to accelerate payment of the amounts due under the New Credit Agreement if they determine that a material adverse change has occurred in the Company. The December 31, 2002 consolidated financial statements of the Company included an independent auditor's report which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern. Management believes it will be successful in obtaining financing to replace the amounts due under the New Credit Agreement prior to its maturity date. In the event that sufficient additional financing cannot be obtained prior to the maturity date to repay amounts due under the New Credit Agreement, the Company believes several options are available to generate additional liquidity.

During the first quarter of 2003, the Company had cash flow from operations of $1,299,000. This cash flow was generated primarily from collection of tax refunds and inventory reductions. The cash flow from operations plus $20,000 borrowed on the Company's bank line of credit funded the purchase of property, buildings and equipment of $1,394,000, a reduction in long-term debt of $62,000 and repayments of capital leases obligations of $18,000. During the first quarter of 2003, current assets decreased by $1,648,000, primarily due to an inventory decrease and the collection of tax refunds receivable. Current liabilities increased $395,000 mainly due to an increase in accounts payable and accrued expenses.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the New Credit Agreement will be sufficient to fund operations in the immediate future, including interest and principal payments on bank debt. Management believes that the bank line of credit and term loan with BofA under the New Credit Agreement will be refinanced prior to its maturity date.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2003, the Company has approximately $13.2 million in variable, market-rate based debt outstanding. A 10% increase in interest rates would result in approximately $100,000 of additional interest expense annually based on the current borrowing levels.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         99.1 Certification of Alexander M. Milley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of David M. Doolittle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)  Reports on Form 8-K.

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ELXSI CORPORATION
                                         ---------------------------------------
                                                      (Registrant)



Date: May 15, 2003                       /s/ Alexander M. Milley
                                         ---------------------------------------
                                         Alexander M. Milley, Chairman of the
                                           Board, President and Chief Executive
                                           Officer (Principal Executive Officer)




Date: May 15, 2003                       /s/ David M. Doolittle
                                         ---------------------------------------
                                         David M. Doolittle, Vice President,
                                           Treasurer, Secretary and Chief
                                           Financial Officer (Chief Accounting
                                           Officer and Principal Financial
                                           Officer)

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

Date                May 15, 2003
      ------------------------------------------

By             /s/ Alexander M. Milley
      ------------------------------------------
      Chairman of the Board, President and Chief
      Executive Officer
      ------------------------------------------
                (Signature and Title)

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

Date                   May 15, 2003
      ------------------------------------------------

By                /s/ David M. Doolittle
      ------------------------------------------------
      Treasurer, Secretary and Chief Financial Officer
      ------------------------------------------------
                 (Signature and Title)