Form 10-Q
period 2003-06-30
ELXSI CORP /DE//
filed 2003-08-14
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2003
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------------


                         Commission file number 0-11877


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

                               Yes [ ]     No [X]

On August 11, 2003, the registrant had outstanding 4,012,197 shares of Common Stock, par value $0.001 per share.

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                             June 30,    December 31,
                                                              2003           2002
                                                            ---------    ------------
                                                           (Unaudited)
Current assets:

  Cash and cash equivalents                                 $   1,013    $        777

  Accounts receivable, less allowance for
    doubtful accounts of $389 and $374 in
    2003 and 2002, respectively                                 5,733           4,699

  Income taxes receivable                                          31             252

  Inventories                                                  12,691          14,616

  Prepaid expenses and other current assets                     1,509             842

  Deferred tax asset                                            5,236           4,104
                                                            ---------    ------------

      Total current assets                                     26,213          25,290

Property, buildings and equipment, net                         31,238          32,294

Intangible assets, net                                          1,771           1,785

Deferred tax asset - noncurrent                                10,636          10,799

Deferred charge                                                 7,582           8,074

Other                                                             426             457
                                                            ---------    ------------

      Total assets                                          $  77,866    $     78,699
                                                            =========    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,      December 31,
                                                          2003            2002
                                                        ---------     ------------
                                                       (Unaudited)

Current liabilities:
  Accounts payable                                      $   2,351     $      2,734
  Accrued expenses                                          7,302            6,492
  Capital lease obligations - current                          52               54
  Current portion of long-term debt                        12,209           13,202
                                                        ---------     ------------
     Total current liabilities                             21,914           22,482

Capital lease obligations - non current                       553              578
Long-term debt                                                 37               43
Other non current liabilities                               3,638            3,638
                                                        ---------     ------------

     Total liabilities                                     26,142           26,741
                                                        ---------     ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                             --               --
  Common stock, par value $0.001 per share
      Authorized--60,000,000 shares
      Issued and outstanding -- 4,012,197
        at June 30, 2003 and
        December 31, 2002                                       4                4
  Additional paid-in capital                              221,194          221,194
  Notes receivable - related parties                      (11,972)         (11,972)
  Accumulated deficit                                    (157,232)        (156,982)
  Accumulated other comprehensive income                     (270)            (286)
                                                        ---------     ------------

     Total stockholders' equity                            51,724           51,958
                                                        ---------     ------------

     Total liabilities and stockholders' equity         $  77,866     $     78,699
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

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
                                  INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                               2003        2002        2003        2002
                                             --------    --------    --------    --------

Net sales                                    $ 26,182    $ 25,132    $ 49,498    $ 50,414

Costs and expenses:
  Cost of sales                                22,066      20,614      42,611      41,929
  Selling, general and administrative           2,753       2,720       5,269       5,282
  Depreciation and amortization                 1,040       1,091       2,098       2,209
                                             --------    --------    --------    --------
                                               25,859      24,425      49,978      49,420
                                             --------    --------    --------    --------

Gains on sales of property and buildings        1,053          --       1,053          --
                                             --------    --------    --------    --------

Operating income                                1,376         707         573         994

Other income (expense):
  Interest income                                   1          15          27          15
  Interest expense                               (558)       (415)       (992)       (848)
  Other                                           (28)        (16)        (43)        (30)
                                             --------    --------    --------    --------

Income (loss) before income taxes                 791         291        (435)        131

(Provision) benefit for income taxes             (291)        (26)        185         124
                                             --------    --------    --------    --------

Net income (loss) before cumulative effect
   of accounting change                           500         265        (250)        255

Cumulative effect of accounting change
  for SFAS No. 142                                 --          --          --      (3,172)
                                             --------    --------    --------    --------

Net income (loss)                                 500         265        (250)     (2,917)

Other comprehensive income net of tax:
  Foreign currency translation adjustment          86         103          16          96
  Adjustment for cash flow hedge                   --          51          --          95
                                             --------    --------    --------    --------

Comprehensive income (loss)                  $    586    $    419    $   (234)   $ (2,726)
                                             ========    ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Continued)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                             ---------------------    ----------------------
                                               2003        2002         2003         2002
                                             ---------   ---------    ---------    ---------

Basic and diluted net income (loss)
  per common share:
    Before accounting change                 $    0.13   $    0.07    $    (.06)   $    0.07
    Cumulative effect of accounting change          --          --           --        (0.79)
                                             ---------   ---------    ---------    ---------
                                             $    0.13   $    0.07    $    (.06)   $   (0.72)
                                             =========   =========    =========    =========

Weighted average number of common and
  common equivalent shares:
     Basic                                       4,012       4,028        4,012        4,028
                                             =========   =========    =========    =========
     Diluted                                     4,012       4,028        4,012        4,028
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                              Accumulated
                                    Common Stock       Additional   Related      Accum-          Other
                                ---------------------  Paid-In-      Party       ulated      Comprehensive
                                Shares       Dollars    Capital      Notes       Deficit     Income (Loss)
                               ---------   ----------- ---------   ---------    ---------    -------------

Balance at December 31, 2002   4,012,197   $         4 $ 221,194   $ (11,972)   $(156,982)   $       (286)
Foreign currency translation
  adjustment, net of tax              --            --        --          --           --              16
Net loss                              --            --        --          --         (250)             --
                               ---------   ----------- ---------   ---------    ---------    ------------

Balance at June 30, 2003       4,012,197   $         4 $ 221,194   $ (11,972)   $(157,232)   $       (270)
                               =========   =========== =========   =========    =========    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                             2003          2002
                                                          ----------    ----------

Cash flows provided by operating activities:
Net loss                                                  $     (250)   $   (2,917)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                              2,098         2,209
    Cumulative effect of accounting change                        --         3,172
    Amortization of deferred debt costs                          295           146
    Gains on sales of property and building                   (1,053)           --
    Other                                                         --           (14)

(Increase) decrease in assets:
    Accounts receivable                                       (1,034)        1,770
    Income tax receivable                                        221         1,363
    Inventories                                                1,925           308
    Prepaid expenses and other current assets                   (667)         (395)
    Deferred tax asset                                          (969)       (1,261)
    Deferred charge                                              492           977
    Other                                                       (248)          230
Increase (decrease) in liabilities:
    Accounts payable                                            (383)         (223)
    Accrued expenses                                             810           820
                                                          ----------    ----------
    Net cash provided by operating activities                  1,237         6,185
                                                          ----------    ----------

Cash flows provided by (used in) investing activities:
  Purchase of property, building and equipment                (2,355)       (1,371)
  Proceeds from the sales of property and building             2,380            --
  Collection of note receivable                                   --            10
                                                          ----------    ----------
    Net cash provided by (used in) investing activities           25        (1,361)
                                                          ----------    ----------

Cash flows used in financing activities:
    Net borrowings (payments) on line of credit                  878        (4,843)
    Payments of long-term debt                                (1,877)         (115)
    Payment of deferred fees                                      --           (26)
    Principal payments on capital lease obligations              (27)          (30)
                                                          ----------    ----------
    Net cash used in financing activities                     (1,026)       (5,014)
                                                          ----------    ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                         ----------------------------------
                                                              2003                2002
                                                         --------------       -------------

Increase (decrease) in cash and cash equivalents                    236                (190)

Cash and cash equivalents, beginning of period                      777               1,194
                                                         --------------       -------------

Cash and cash equivalents, end of period                 $        1,013       $       1,004
                                                         ==============       =============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Income taxes                                         $          180       $         265
    Interest                                                        750                 764



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

During the first six months of 2003, two Bickford's Restaurants were closed; one in Marlboro, MA was sold and another in Stoughton, MA terminated its lease. In addition, one new restaurant opened in Brighton, MA under a Tavern concept, which serves the Bickford's breakfasts with more upscale quality menu selections for lunch and dinner. Furthermore, the Bickford's corporate office building in Boston, MA was sold and will be leased back by the Company for a period of three years. As of June 30, 2003, the Company had 62 Bickford's Restaurants owned and operated by BFRI (the "Restaurants" or "Restaurant Operations").

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


Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Certain information and note disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of June 30, 2003, and the results of their operations and cash flows for the three and six months ended June 30, 2003 and 2002, have been included in the unaudited consolidated financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


Note 3.  Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to the potential dilution that could occur if options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share was 4,012,000 and 4,028,000 for the three and six months ended June 30, 2003 and 2002, respectively. Options and warrants to purchase an aggregate 1,106,000 and 1,196,000 shares of Common Stock at June 30, 2003 and 2002, respectively, were not included in the diluted loss per share calculations for the six months then ended, since the effect would have been anti-dilutive.


Note 4.  Accounts Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes receivable. Under the new, restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of other publicly traded companies and other assets held by Mr. Milley and these related companies. All interest and principal payable under these notes receivable is due on the maturity date at rates previously in existence. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at June 30, 2003 and December 31, 2002 has been reflected in the equity section of the consolidated balance sheets as a contra-equity. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.


Note 5. Composition of Inventory.

Inventory is summarized in the following table.

                                                    June 30,        December 31,
                                                      2003              2002
                                                   -----------      ------------
Inventories:
  Raw materials and finished goods                 $ 8,558,000      $  9,479,000
  Work in process                                    4,133,000         5,137,000
                                                   -----------      ------------
                                                   $12,691,000      $ 14,616,000
                                                   ===========      ============

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology, and marketing strategies. As of June 30, 2003, the restaurant operations segment included 62 Restaurants located in the New England States operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's last Annual Report on Form 10-K or Form 10-K/A for the year ended December 31, 2002. The "Other" lines items in the chart below include corporate related items; results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments. The Restaurant revenue and Restaurant profit and, consequently the consolidated total revenue and profit, for the three and six months ended June 30, 2003, includes gains from the sales of property and buildings totaling $1,098,000.

Summarized financial information by business segment for the six months ended June 30, 2003 and 2002 is presented in the following table.

                                                    2003               2002
                                                ------------       -------------

Revenues from external customers:
     Restaurants                                $ 33,582,000       $ 34,776,000
     Equipment                                    15,916,000         15,638,000
                                                ------------       ------------
                                                $ 49,498,000       $ 50,414,000
                                                ============       ============
Segment (loss) profit:
     Restaurants                                $   (693,000)      $  1,219,000
     Equipment                                       999,000            241,000
     Other                                          (786,000)          (466,000)
                                                ------------       ------------
                                                $   (480,000)      $    994,000
                                                ============       ============
Segment assets:
     Restaurants                                $ 37,346,000       $ 35,379,000
     Equipment                                    22,500,000         23,240,000
     Other                                        18,020,000         22,718,000
                                                ------------       ------------
                                                $ 77,866,000       $ 81,337,000
                                                ============       ============

Summarized financial information by business segment for the three months ended June 30, 2003 and 2002 is presented in the following table.

                                                    2003               2002
                                                ------------       -------------

Revenues from external customers:
     Restaurants                                $ 17,660,000       $ 17,878,000
     Equipment                                     8,522,000          7,254,000
                                                ------------       ------------
                                                $ 26,182,000       $ 25,132,000
                                                ============       ============
Segment (loss) profit:
     Restaurants                                $     70,000       $    994,000
     Equipment                                       726,000             57,000
     Other                                          (473,000)          (344,000)
                                                ------------       ------------
                                                $    323,000       $    707,000
                                                ============       ============

There were no inter-segment sales or transfers during the three or six months ended June 30, 2003 or 2002. Operating income by business segment excludes interest income, interest expense, other income and expenses and taxes. "Segment assets - Other" consists principally of the deferred tax asset and the deferred charge.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer


Note 7.  Long-Term Debt.

Under the terms of its April 22, 2002 Amended and Restated Loan and Security Agreement ("Credit Agreement") with Bank of America, N.A. ("BofA"), which BofA assigned to Wells Fargo Foothill, Inc. ("WFF"), in June 2003, the Company is required to meet certain financial and other qualitative covenants. These financial covenants include minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On December 30, 2002 and January 31, 2003, under amendments to the Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 into a second term loan under the Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the Credit Agreement, and therefore, was in default under the provisions of the Credit Agreement. On January 31, 2003, the Company and BofA entered into an amendment to the Credit Agreement, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included, among other provisions, the following terms, which represented changes from the Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee; (2) interest on all BofA's debt at BofA's prime rate plus 3.5%; (3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company obtained by that date an acceptable loan commitment letter from another lender or hired an investment banker to sell either of its operating segments; and (4) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

In June 2003, BofA assigned the Company's Credit Agreement to WFF. At June 30, 2003, the Company was not in compliance with the revised terms and covenants of the Credit Agreement as amended, as a result of not maintaining the minimum

EBITDA for the six-month period ended June 30, 2003. Consequently, the Company signed another amendment to the Credit Agreement with WFF under which WFF agreed to, among other things, (1) extend the maturity date of all debt under the Credit Agreement until August 29, 2003; (2) waive all applicable covenant violations by the Company through July 31, 2003; and (3) maintain the interest rate on all of the debt under the Credit Agreement at WFF's prime rate plus 3.5%. WFF is currently performing due diligence on the Company to determine whether to enter into a long-term credit facility with the Company. We expect this due diligence period to last until August 29, 2003. The Company paid WFF the non-refundable $250,000 fee noted above, which is included in corporate administrative expense during the three months ended June 30, 2003.

The Credit Agreement contains provisions, which allows WFF to accelerate payment of the amounts due under the Credit Agreement if it determines that a material adverse change has occurred in the Company. The December 31, 2002 consolidated financial statements included an independent auditors' report which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").


COMPARISON OF FIRST HALF 2003 RESULTS TO FIRST HALF 2002 RESULTS

Six-month sales decreased $916,000 and gross profit decreased $1,598,000 as compared to corresponding period in the prior year. Selling, general and administrative expense decreased $13,000, depreciation and amortization expense decreased $111,000, gains on sales of property and buildings increased $1,053,000, resulting in an operating income decrease of $421,000. Interest expense increased $144,000, interest income increased $12,000, other expense increased $13,000 and income tax benefit increased by $61,000. The Company recorded a net loss of $250,000 in the first half of 2003 compared to net income of $255,000 in the corresponding period in the previous year before the cumulative effect of an accounting change.

Included in the first half 2003 results are gains from the sales of property and buildings totaling $1,053,000.

The first half of 2002 included the cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with FAS 142. Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002. Including this accounting change, the Company recorded a loss of $2,917,000 in the first half of 2002.

Restaurant Division. Restaurant sales decreased $1,194,000, or 3.4% in the first half of 2003 compared to the same period in the prior year. Same store sales decreased $618,000, or 1.9%, in the first half of 2003 compared to the first half of 2002. Also contributing to the 2003 first half sales decrease were lost sales of $1,323,000 due to closed Restaurants partially offset by an increase in sales at new and non-comparable Restaurants of $747,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 11.0%, which was partially offset by menu price increases. During the first half of 2003, the average guest check increased $0.75 compared to the same period in the prior year. Historically, this was the greatest single first half average guest check increase in the history of Bickford's and, we believe, was a result of the implementation of the new lunch and dinner menu discussed below. Unfortunately the continuing weakness in the New England economy along with numerous snowstorms contributed significantly to the same store sales and customer count declines during the first half of 2003.

The gross profit percentage decreased 5.6% from 12.7% to 7.1%, which along with the sales decrease caused restaurant gross profit to decrease $2,038,000, or 46.2%, in the first half of 2003 compared to the same period in 2002. The decline in customers discussed above resulted in higher fixed labor and variable costs as percentages of sales, which created the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $62,000, or 5.0%, primarily due to a decrease in labor costs.

Restaurant depreciation and amortization expense decreased by $64,000, or 3.3% during the first half of 2003 compared to the same period in the prior year.

During the first half of 2003, the Restaurants recorded gains from the sales of property and buildings totaling $1,053,000.

As a result of the above items, Restaurant operating income decreased $859,000, or 70.5%, during the first half of 2003 compared to the first half of 2002. Excluding the 2003 gains from the sales of property and buildings, Restaurant operating income decreased $1,912,000, or 156.8% during the first half of 2003 compared to the same period in the prior year.

Operationally, we have chosen to focus attention on improving the customer's experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products featuring high quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktail, fresh clams, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast items are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution, we expect to attract a new level of customer. Although it is taking some time to see results, we are optimistic that this strategy will have a positive impact on customer counts and profits going forward.

During the first half of 2003, the Company sold the Bickford's Boston headquarters building for $1.5 million and will lease back the facility for $50,000 per year during the next three years. This sale resulted in a gain of approximately $1.0 million. Proceeds from the sale were used to reduce our outstanding bank term debt under the Credit Agreement. Including the above gain, the Company recorded total gains from property and building sales of $1,053,000 during the six months ended June 30, 2003 compared to the same period in the prior year. During the third and fourth quarters of 2003, the Company also expects to collect remaining proceeds totaling $835,000 from the previous year sale of the Restaurants in Marlboro, MA and Haverhill, MA. The Company anticipates that these proceeds will also be used to reduce bank debt.

Cues Division. Cues's sales increased $278,000, or 1.8%, in the first half of 2003 compared to the same period in the prior year. The gross profit percentage increased 2.3%, resulting in a gross profit increase of $440,000, or 10.8%, in the first half of 2003 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of a more favorable mix of products sold. Selling, general and administrative expense decreased $271,000, or 7.6%, in the first half of 2003, compared to the corresponding period in the prior year primarily due to a reduction in international selling expense and a reduction in domestic salary expense and benefits. Depreciation and amortization expense decreased $47,000, or 17.7% in the first half of 2003. As a result of the above items, operating income increased by $758,000, or 314.5% in the first half of 2003 compared to the same period in 2002.

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

On September 25, 2002, Federal OSHA issued a memorandum to all regional OSHA offices, which provided that when no explosive hazards are present the sewer section may be classified as an ordinary work location. Moreover, when an employer operates the cameras remotely and no employees are exposed to a potential hazard, the provisions covering Class I, Division I hazardous locations do not apply. As a result, non-labeled and listed products can continue to be used when testing and monitoring of the sewer gases indicate no explosive level is present and general safety procedures are followed. The Company had all of its current products tested and certified by an NRTL for non-explosive environments during the first half of 2003.

Corporate. Corporate general and administrative expenses increased by $320,000, or 68.7%, during the first half of 2003 compared with the same period in 2002. This increase was primarily due to an increase in bank fees, including a $50,000 bank waiver and amendment fee paid in January 2003 and a $250,000 bank fee paid in June 2003, as described in Note 7 of the Notes to the Consolidated Financial Statements above.

Income Taxes. The consolidated income tax benefit increased from $124,000 in the first half of 2002 to $185,000 in the first half of 2003.

Earnings (Loss) Per Share. The basic and diluted loss per share for the first half ended June 30, 2003 were both $0.06 per share. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2003 were both 4,012,000. Including the cumulative effect of the accounting change recorded in the first half of 2002, the basic and diluted loss per share for such period were both $0.72 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,028,000. Excluding the cumulative effect of the accounting change, the basic and diluted earnings per share for the first half ended June 30, 2002 were both $0.07 per share. The average market price for the first half of 2003 was $2.97 compared to an average of $7.93 in the corresponding period of 2002.


COMPARISON OF SECOND QUARTER 2003 RESULTS TO SECOND QUARTER 2002 RESULTS

The 2003 second quarter sales increased $1,050,000 and gross profit decreased $402,000 as compared to 2002 second quarter sales and gross profit figures. Selling, general and administrative expense increased $33,000, depreciation and amortization expense decreased $51,000, gains on sales of property and buildings increased $1,053,000, resulting in an operating income increase of $669,000. Interest expense increased $143,000, interest income decreased $14,000, other expense increased $12,000 and income tax expense increased by $265,000 resulting in an increase in net income of $235,000. The Company recorded net income of $500,000 in the second quarter of 2003 compared to net income of $265,000 in the corresponding period in the previous year.

Included in the second quarter 2003 results are gains on the sales of property and buildings of $1,053,000.

Restaurant Division. Restaurant sales decreased by $218,000, or 1.2%, in the second quarter of 2003 compared to the same period in the prior year. Same store sales increased $16,000, or 0.1%, in the second quarter of 2003 compared to 2002. During the second quarter of 2003, the Company had lost sales of $677,000 due to closed Restaurants partially offset by an increase in sales at new and non-comparable Restaurants of $443,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.8%, which was offset by menu price increases. During the second quarter of 2003, the average guest check increased $0.88 compared to the same period in the prior year.

The gross profit percentage decreased 5.2% from 14.2% to 9.0%, which along with the sales decrease caused gross profit to decrease $936,000, or 37.0%, in the second quarter of 2003 compared to the same period in 2002. The decline in customers resulted in higher fixed, labor and variable costs as percentages of sales consequently creating the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense increased $8,000, or 1.4%.

Restaurant depreciation and amortization expense decreased by $20,000, or 2.1% during the second quarter of 2003 compared to the same period in the prior year.

During the second quarter of 2003, the Restaurants recorded gains from the sales of property and buildings totaling $1,053,000.

As a result of the above items, Restaurant operating income increased $129,000, or 13.0%, during the second quarter ended June 30, 2003 compared to the same period in the prior year. Excluding the 2003 gains from the sales of property and buildings, Restaurant operating income decreased $924,000, or 93.0% during the second quarter of 2003 compared to the same period in the prior year.

Cues Division. Cues's sales increased by $1,268,000, or 17.5%, in the second quarter of 2003 compared to the same period in the prior year mainly due to an increase in sales of truck-mounted systems. The gross profit percentage increased 2.2%, resulting in a gross profit increase of $534,000, or 26.9%, in the second quarter of 2003 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of the more favorable mix of products sold. Selling, general and administrative expense decreased $104,000, or 5.8%, in the second quarter of 2003, compared to the corresponding period in the prior year primarily due to a reduction in international selling expense and a reduction in domestic salary expense and benefits. Depreciation and amortization expense decreased $31,000, or 23.1% in the second quarter of 2003. As a result of the above items, operating income increased by $669,000, or 1,174%, in the second quarter of 2003 compared to the same period in 2002.

Corporate. Corporate general and administrative expenses increased by $129,000, or 37.5%, during the second quarter of 2003 compared with the same period in 2002 due to the increase in bank fees, including the $250,000 fee paid to WFF in June 2003.

Income Taxes. During the second quarter of 2003, the Company recorded a consolidated income tax expense of $291,000 compared to a consolidated tax expense of $26,000 in the second quarter of 2002. The increase in the tax expense resulted primarily from the increase in profit during the second quarter of 2003.

Earnings (Loss) Per Share. The basic and diluted income per share for the second quarter ended June 30, 2003 were both $.13 per share. The basic and diluted weighted average number of shares outstanding for the three months ended June 30, 2003 were both 4,012,000. For the second quarter of 2002, the basic and diluted loss per share were both $.07 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,028,000. The average market price for the second quarter of 2003 was $3.16 compared to an average of $7.52 in the corresponding period of 2002.


Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at June 30, 2003 and December 31 2002, were $1,013,000 and $777,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Under the terms of its April 22, 2002 Amended and Restated Loan and Security Agreement ("Credit Agreement") with Bank of America, N.A. ("BofA"), which BofA assigned to Wells Fargo Foothill, Inc. ("WFF"), in June 2003, the Company is required to meet certain financial and other qualitative covenants. These financial covenants include minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On December 30, 2002 and January 31, 2003, under amendments to the Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 into a second term loan under the Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the Credit Agreement, and therefore, was in default under the provisions of the Credit Agreement. On January 31, 2003, the Company and BofA entered into an amendment to the Credit Agreement, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included, among other provisions, the following terms, which represented changes from the Credit Agreement: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee; (2) interest on all BofA's debt at BofA's prime rate plus 3.5%; (3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company obtained by that date an acceptable loan commitment letter from another lender or hired an investment banker to sell either of its operating segments; and (4) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

In June 2003, BofA assigned the Company's Credit Agreement to WFF. At June 30, 2003, the Company was not in compliance with the revised terms and covenants of the Credit Agreement as amended, as a result of not maintaining the minimum EBITDA for the six-month period ended June 30, 2003. Consequently, the Company signed another amendment to the Credit Agreement with WFF under which WFF agreed to, among other things, (1) extend the maturity date of all debt under the Credit Agreement until August 29, 2003; (2) waive all applicable covenant violations by the Company through July 31, 2003; and (3) maintain the interest rate on all of the debt under the Credit Agreement at WFF's prime rate plus 3.5%. WFF is currently performing due diligence on the Company to determine whether to enter into a long-term credit facility with the Company. We expect this due diligence period to last until August 29, 2003. The Company paid WFF the non-refundable $250,000 fee noted above, which is included in corporate administrative expense during the three months ended June 30, 2003.

The Credit Agreement contains provisions, which allows WFF to accelerate payment of the amounts due under the Credit Agreement if it determines that a material adverse change has occurred in the Company. The December 31, 2002 consolidated financial statements included an independent auditors' report which indicated that these provisions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's availability under the Credit Agreement was approximately $1.2 million at June 30, 2003.

During the first half of 2003, the Company had cash flow from operations of $1,237,000. This cash flow was generated primarily from inventory reductions and the gains on the sales of property and buildings, partially offset by an increase in accounts receivable. The cash flow from operations plus $2,380,000 of proceeds from the sale of properties and $878,000 borrowed on the Company's bank line of credit funded the purchase of property, buildings and equipment of $2,355,000, a reduction in long-term debt of $1,877,000, repayments of capital leases obligations of $27,000 and an increase in cash of $236,000. During the first half of 2003, current assets increased by $923,000, primarily due to an increase in deferred tax assets, accounts receivable and cash partially offset by a decrease in inventory. Current liabilities decreased $568,000 mainly due to a decrease in bank debt and accounts payable partially offset by an increase in accrued expenses.

During the first half of 2003, the Company sold the Bickford's Boston headquarters building for $1.5 million and will lease back the facility for $50,000 per year during the next three years. Proceeds from the sale were used to reduce outstanding bank term debt under the Credit Agreement. As a result of this sale, Bickford's recorded a gain of approximately $1.0 million. This gain along with other gains totaling $1,053,000 was included in operating profits during the three and six months ended June 30, 2003. The Company also expects to collect remaining proceeds totaling $835,000 from the previous sale of Restaurants in Marlboro, MA and Haverhill, MA during the third and fourth quarters of 2003. The Company anticipates that these proceeds will also be used to reduce bank debt under the Credit Agreement.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the Credit Agreement will be sufficient to fund operations in the immediate future, including interest and principal payments on bank debt. Management believes that the bank line of credit and term loan with WFF under the Credit Agreement will be extended prior to their maturity dates of August 29, 2003, although no assurances can be given that WFF will extend the applicable maturity dates or that it will enter into a new long-term credit agreement with the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 30, 2003, the Company has approximately $12.2 million in variable, market-rate based debt outstanding. A 10% increase in interest rates would result in approximately $100,000 of additional interest expense annually based on the current borrowing levels.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K.


              4.1* Fourth Amendment to Amended and Restated Loan Agreement dated as of March 31, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A.

              4.2* Fifth Amendment to Amended and Restated Loan Agreement dated as of June 30, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc.

              31.1* Certification of Alexander M. Milley Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2* Certification of David M. Doolittle Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1* Certification of Alexander M. Milley pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2* Certification of David M. Doolittle pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

              * Filed herewith.


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


                                                  ELXSI CORPORATION
                                     -------------------------------------------
                                                    (Registrant)



Date: August 14, 2003                 /s/ ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: August 14, 2003                /s/ DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                       Treasurer, Secretary and Chief Financial
                                       Officer (Chief Accounting Officer and
                                       Principal Financial Officer)