Form 10-Q
period 2003-09-30
ELXSI CORP /DE//
filed 2003-11-14
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------


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

On November 3, 2003, the registrant had outstanding 4,012,197 shares of Common Stock, par value $0.001 per share.

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

Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Accordingly, no assurance can be given that such expectations or assumptions will prove to have been correct, and future events and actual results could differ materially from those described in or underlying the forward-looking statements. Among the factors that could cause future events and actual results to differ materially are: the demand for the Company's products and services, the success of Bickford's menu strategies, and other market acceptance risks; the presence in the Company's markets of competitors with greater financial resources, and the impact of competitive products and services and pricing; the loss of any significant customers or group of customers; general economic and market conditions nationally and (in the case of Bickford's) in New England; the effects of inflation on food and labor costs and the ability of the Company to pass these costs onto its customers; the ability of Cues to develop new products; capacity and supply constraints or difficulties; the emergence of future opportunities; the Company's ability to collect certain related party notes receivable; changes in the value of certain investments pledged to secure related party notes receivable; the Company's ability to extend the term of its current credit agreement or to obtain new financing necessary to refinance outstanding borrowings before they mature in less than one year; the Company's ability to meet certain covenant requirements under its credit agreement; the ability of the Company to utilize its deferred tax assets; the Company's ability to collect outstanding accounts receivable; the effects of the Company's accounting policies; and the impact of new accounting pronouncements.

More detail regarding these and other important factors that could cause actual results to differ materially from such expectations, assumptions and forward-looking statements ("Cautionary Statements") may be disclosed in this 10-Q, other Securities and Exchange Commission filings and other public announcements of the Company. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries and/or divisions or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

The Company assumes no obligation to update its forward-looking statements or advise of changes in the expectations, assumptions and factors on which they are based.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                      September 30, December 31,
                                                          2003         2002
                                                       ----------   ----------
                                                       (Unaudited)
Current assets:

     Cash and cash equivalents                         $      787   $      777

     Accounts receivable, less allowance for
       doubtful accounts of $162 and $374 in
       2003 and 2002, respectively                          4,604        4,699

     Income taxes receivable                                   12          252

     Inventories                                           12,990       14,616

     Prepaid expenses and other current assets                968          842

     Deferred tax asset                                     5,467        4,104
                                                       ----------   ----------

         Total current assets                              24,828       25,290

Property, buildings and equipment, net                     31,044       32,294

Intangible assets, net                                      1,764        1,785

Deferred tax asset - noncurrent                            10,817       10,799

Deferred charge                                             7,155        8,074

Other                                                         520          457
                                                       ----------   ----------

         Total assets                                  $   76,128   $   78,699
                                                       ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,   December 31,
                                                          2003            2002
                                                      ------------    ------------
                                                       (Unaudited)
Current liabilities:
     Accounts payable                                 $      4,451    $      2,734
     Accrued expenses                                        6,266           6,492
     Capital lease obligations - current                        51              54
     Current portion of long-term debt                       9,168          13,202
                                                      ------------    ------------
         Total current liabilities                          19,936          22,482

Capital lease obligations - non current                        536             578
Long-term debt                                                  34              43
Other non current liabilities                                3,638           3,638
                                                      ------------    ------------

         Total liabilities                                  24,144          26,741
                                                      ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A Non-voting
     Convertible, par value $0.002 per share
       Authorized--5,000,000 shares
       Issued and outstanding--none                             --              --
   Common stock, par value $0.001 per share
       Authorized--60,000,000 shares
       Issued and outstanding -- 4,012,197
         at September 30, 2003 and
         December 31, 2002                                       4               4
   Additional paid-in capital                              221,194         221,194
   Notes receivable - related parties                      (11,972)        (11,972)
   Accumulated deficit                                    (156,933)       (156,982)
   Accumulated other comprehensive income                     (309)           (286)
                                                      ------------    ------------

         Total stockholders' equity                         51,984          51,958
                                                      ------------    ------------

         Total liabilities and stockholders' equity   $     76,128    $     78,699
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

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
                                  INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                             ------------------------    ------------------------
                                                2003          2002          2003          2002
                                             ----------    ----------    ----------    ----------
Net sales                                    $   25,345    $   24,660    $   74,843    $   75,074

Costs and expenses:
     Cost of sales                               21,117        20,062        63,728        61,991
     Selling, general and administrative          2,411         2,376         7,680         7,658
     Depreciation and amortization                1,031         1,083         3,129         3,292
                                             ----------    ----------    ----------    ----------
                                                 24,559        23,521        74,537        72,941
                                             ----------    ----------    ----------    ----------

Gains on sales of property and buildings             23            --         1,076            --
                                             ----------    ----------    ----------    ----------

Operating income                                    809         1,139         1,382         2,133

Other income (expense):
     Interest income                                  4             8            31            23
     Interest expense                              (303)         (358)       (1,295)       (1,206)
     Other                                            4            18           (39)          (12)
                                             ----------    ----------    ----------    ----------

Income before income taxes                          514           807            79           938

(Provision) benefit for income taxes               (215)            9           (30)          133
                                             ----------    ----------    ----------    ----------

Net income before cumulative effect
   of accounting change                             299           816            49         1,071

Cumulative effect of accounting change
    for SFAS No. 142                                 --            --            --        (3,172)
                                             ----------    ----------    ----------    ----------

Net income (loss)                                   299           816            49        (2,101)

Other comprehensive income net of tax:
   Foreign currency translation adjustment          (39)          (21)          (23)           75
   Adjustment for cash flow hedge                    --            --            --            95
                                             ----------    ----------    ----------    ----------

Comprehensive income (loss)                  $      260    $      795    $       26    $   (1,931)
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

                                ELXSI CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Continued)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                               -------------------------   -------------------------
                                                  2003          2002          2003          2002
                                               -----------   -----------   -----------   -----------
Basic and diluted net income (loss) per
  common share:
 Before accounting change                      $      0.07   $      0.20   $      0.01   $      0.27
 Cumulative effect of accounting change                 --            --            --         (0.79)
                                               -----------   -----------   -----------   -----------
                                               $      0.07   $      0.20   $      0.01   $     (0.52)
                                               ===========   ===========   ===========   ===========

Weighted average number of common and
  common equivalent shares:
     Basic                                           4,012         4,028         4,012         4,028
                                               ===========   ===========   ===========   ===========
     Diluted                                         4,012         4,028         4,012         4,028
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                                             Accumulated
                                       Common Stock            Additional      Related         Accum-           Other
                                ---------------------------     Paid-In-        Party          ulated        Comprehensive
                                   Shares         Dollars       Capital         Notes          Deficit       Income (Loss)
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002       4,012,197   $          4   $    221,194   $    (11,972)   $   (156,982)   $       (286)
Foreign currency translation
  adjustment, net of tax                  --             --             --             --              --             (23)
Net income                                --             --             --             --              49              --
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2003      4,012,197   $          4   $    221,194   $    (11,972)   $   (156,933)   $       (309)
                                ============   ============   ============   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                           2003           2002
                                                        -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                       $        49    $    (2,101)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                            3,129          3,292
     Cumulative effect of accounting change                      --          3,172
     Amortization of deferred debt costs                        295            219
     (Gains) loss on sales of property and building          (1,076)           107

(Increase) decrease in assets:
     Accounts receivable                                         95          2,148
     Income tax receivable                                      240          1,253
     Inventories                                              1,626           (364)
     Prepaid expenses and other current assets                 (126)          (101)
     Deferred tax asset                                      (1,381)        (1,338)
     Deferred charge                                            919          1,192
     Other                                                     (381)           216
Increase (decrease) in liabilities:
     Accounts payable                                         1,717             93
     Accrued expenses                                          (226)           (78)
                                                        -----------    -----------
     Net cash provided by operating activities                4,880          7,710
                                                        -----------    -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment            (3,162)        (2,297)
     Proceeds from the sales of property and building         2,380            368
     Collection of note receivable                               --             40
                                                        -----------    -----------
       Net cash used in investing activities                   (782)        (1,889)
                                                        -----------    -----------

Cash flows used in financing activities:
     Net payments on line of credit                          (2,030)        (6,068)
     Payments of long-term debt                              (2,013)          (177)
     Payment of deferred fees                                    --            (26)
     Principal payments on capital lease obligations            (45)           (70)
                                                        -----------    -----------
     Net cash used in financing activities                   (4,088)        (6,341)
                                                        -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2003          2002
                                                      -----------   -----------

Increase (decrease) in cash and cash equivalents               10          (520)

Cash and cash equivalents, beginning of period                777         1,194
                                                      -----------   -----------

Cash and cash equivalents, end of period              $       787   $       674
                                                      ===========   ===========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
    Income taxes                                      $       250   $       312
    Interest                                                1,019         1,051


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

On December 30, 2000, ELXSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), all of the Bickford's Restaurants and substantially all of its related operations, assets and liabilities. Immediately thereafter, these restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI.

During the first nine months of 2003, two Bickford's Restaurants were closed; one in Marlboro, MA was sold and another in Stoughton, MA terminated its lease. In addition, one new restaurant opened in Brighton, MA under a Tavern concept and three existing restaurants (Kingston and Framingham, MA and Mystic, CT) were also converted to this Tavern concept during the third quarter. The Tavern concepts serve the Bickford's breakfasts with more upscale quality menu selections for lunch and dinner. In addition, the Bickford's corporate office building in Boston, MA was sold and was leased back by the Company for a period of three years. As of September 30, 2003, the Company had 62 restaurants owned and operated by BFRI (hereinafter referred to as the "Restaurants", "Restaurant Operations").

Equipment Manufacturer. On October 30, 1992, ELXSI acquired Cues, Inc. of Orlando, Florida and its two wholly-owned subsidiaries Knopafex, Ltd., a Canadian company, and Cues B.V., a Dutch company, collectively referred to herein as "Cues" or the "Cues Division".

Cues is engaged in the business of manufacturing and servicing of video inspection and repair equipment for wastewater and drainage systems primarily for governmental municipalities, service contractors and industrial users.

Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of September 30, 2003, and the results of their operations and cash flows for the three and nine months ended September 30, 2003 and 2002, have been included in these unaudited consolidated financial statements. Readers of these financial statements are cautioned, however, the results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3.  Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share but also gives effect to the potential dilution that could occur if dilutive options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share was 4,012,000 and 4,028,000 for the three and nine months ended September 30, 2003 and 2002, respectively. Options and warrants to purchase an aggregate 1,106,000 and 1,196,000 shares of Common Stock at September 30, 2003 and 2002, respectively, were not included in the diluted loss per share calculations for the nine months then ended, since the effect of their exercise would have been anti-dilutive.

Note 4.  Notes Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls personally guaranteed the Cadmus and ELX notes receivable. Under the restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company held by these companies under Mr. Milley's control serve as the primary collateral. All interest and principal payable under these notes receivable is due on the maturity date at rates or rate formulas in effect prior to their restructuring. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at September 30, 2003 and December 31, 2002 has been reflected in the stockholders' equity section of the consolidated balance sheets as a $11,972,000 contra-equity entry. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory. Inventory is summarized in the following table.

                                                   September 30,    December 31,
                                                      2003             2002
                                                   -----------      -----------
                                                   (unaudited)
Inventories:
     Raw materials and finished goods              $ 7,508,000      $ 9,479,000
     Work in process                                 5,482,000        5,137,000
                                                   -----------      -----------
                                                   $12,990,000      $14,616,000
                                                   ===========      ===========

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business unit requires different employee skills, technology and marketing strategies. As of September 30, 2003, the restaurant operations segment included 62 restaurants located in the New England States operating primarily under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The "Other" line items in the chart below include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments. Restaurants revenues and profit and, consequently the consolidated total revenue and profit, for the three and nine months ended September 30, 2003, includes gains from the sales of property and buildings totaling $23,000 and $1,076,000, respectively.

Summarized financial information by business segment for the nine months ended September 30, 2003 and 2002 is presented in the following table.

                                                    2003               2002
                                                ------------       ------------
Revenues from external customers:
     Restaurants                                $ 51,061,000       $ 52,399,000
     Equipment                                    23,782,000         22,675,000
                                                ------------       ------------
                                                $ 74,843,000       $ 75,074,000
                                                ============       ============
Segment (loss) profit:
     Restaurants                                $    620,000       $  2,025,000
     Equipment                                     1,732,000            811,000
     Other                                          (970,000)          (703,000)
                                                ------------       ------------
                                                $  1,382,000       $  2,133,000
                                                ============       ============

                                                    2003               2002
                                                ------------       ------------
Segment assets:
     Restaurants                                $ 36,526,000       $ 34,918,000
     Equipment                                    21,776,000         22,734,000
     Other                                        17,826,000         22,571,000
                                                ------------       ------------
                                                $ 76,128,000       $ 80,223,000
                                                ============       ============

Summarized financial information by business segment for the three months ended September 30, 2003 and 2002 is presented in the following table.

                                                    2003               2002
                                                ------------       ------------
Revenues from external customers:
     Restaurants                                $ 17,479,000       $ 17,623,000
     Equipment                                     7,866,000          7,037,000
                                                ------------       ------------
                                                $ 25,345,000       $ 24,660,000
                                                ============       ============
Segment (loss) profit:
     Restaurants                                $    260,000       $    806,000
     Equipment                                       733,000            570,000
     Other                                          (184,000)          (237,000)
                                                ------------       ------------
                                                $    809,000       $  1,139,000
                                                ============       ============

There were no inter-segment sales or transfers during the three or nine months ended September 30, 2003 or 2002. Segment (loss) or profit excludes interest income, interest expense, other income and expenses and taxes. "Segment assets - Other" consists principally of the Company's deferred tax asset and the deferred charge.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

Note 7.  Long-Term Debt.

Under the terms of its April 22, 2002 Amended and Restated Loan and Security Agreement ("Credit Agreement") with Bank of America, N.A. ("BofA"), which BofA assigned to Wells Fargo Foothill, Inc. ("WFF"), in June 2003, the Company is required to meet certain financial and other qualitative covenants. These financial covenants include minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On December 30, 2002 and January 31, 2003, under amendments to the Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 into a second term loan under the Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the funded debt to EBITDA covenant and other non-financial covenants under the Credit Agreement and therefore, was in default under the provisions of the Credit Agreement. On January 31, 2003, the Company and BofA entered into an amendment to the Credit Agreement, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included, among other provisions, the following changes: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee; (2) interest on all BofA's debt at BofA's prime rate plus 3.5%; (3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company obtained by that date an acceptable loan commitment letter from another lender or hired an investment banker to sell either of its operating segments; and (4) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

In June 2003, BofA assigned the Company's Credit Agreement to WFF. At September 30, 2003, the Company was in compliance with the revised terms and covenants of the Credit Agreement as amended. In addition, the Company signed amendments to the Credit Agreement with WFF under which WFF agreed to, among other things, (1) extend the maturity date of all debt under the Credit Agreement until December 1, 2003; (2) waive all applicable covenant violations by the Company through July 31, 2003; and (3) maintain the interest rate on all of the debt under the Credit Agreement at WFF's prime rate plus 3.5%. WFF is currently performing due diligence on the Company to determine whether to enter into a long-term credit facility with the Company. The Company paid to WFF the non-refundable $250,000 fee noted above, which is included in corporate administrative expense for the nine months ended September 30, 2003.

The Credit Agreement contains provisions, which allows WFF to accelerate payment of the amounts due under the Credit Agreement if it determines that a material adverse change has occurred in the Company. The December 31, 2002 consolidated financial statements included an independent auditors' report which indicated that an acceleration would raise substantial doubt as to the Company's ability to continue as a going concern.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST NINE MONTHS 2003 RESULTS TO FIRST NINE MONTHS 2002 RESULTS

Nine-month sales decreased $231,000 and gross profit decreased $1,968,000 as compared to the corresponding period in the prior year. Selling, general and administrative expense increased $22,000, depreciation and amortization expense decreased $163,000, gains on sales of property and buildings increased $1,076,000, resulting in an operating income decrease of $751,000. Interest expense increased $89,000, interest income increased $8,000, other expense increased $27,000 and income tax expense increased by $163,000. The Company recorded net income of $49,000 in the first nine months of 2003 compared to a net income of $1,071,000 in the corresponding period in the previous year before the cumulative effect of an accounting change.

Included in the results for the first nine months of 2003 are gains from the sales of property and buildings totaling $1,076,000.

The first nine months of 2002 included the cumulative effect of an accounting change related to the impairment of goodwill at the Cues Division in compliance with Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Goodwill was determined to be impaired due to the carrying value of the net assets of the Cues Division exceeding their estimated fair value. As a result, a cumulative impairment loss of $3,172,000 was recorded retroactively in the quarter ended March 31, 2002. Including this accounting change, the Company recorded a loss of $2,101,000 in the first nine months of 2002.

Restaurant Operations. Restaurant sales decreased $1,338,000, or 2.6%, in the first nine months of 2003 compared to the same period in the prior year. Same store sales decreased $558,000, or 1.2%, in the first nine months of 2003 compared to the first nine months of 2002. Also contributing to the 2003 first nine month sales decrease were lost sales of $1,750,000 due to closed Restaurants, partially offset by an increase in sales at new and non-comparable Restaurants of $970,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.7%, which was partially offset by menu price increases. During the first nine months of 2003 the average guest check increased $0.73 compared to the same period in the prior year. This was the greatest single first nine month average guest check increase in the history of Bickford's and, we believe, was a result of the implementation of the new lunch and dinner menus discussed below. Unfortunately the continuing weakness in the New England economy along with numerous snowstorms during the first quarter of 2003 contributed significantly to the same store sales and customer count declines during the first nine months of the year.

The gross profit percentage decreased 4.9% from 12.9% to 8.0%, which along with the sales decrease caused restaurant gross profit to decrease $2,650,000, or 39.3%, in the first nine months of 2003 compared to the same period in 2002. The decline in customers and sales discussed above resulted in higher fixed labor and variable costs as percentages of sales, which led to the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $71,000, or 3.9%, primarily due to a decrease in labor costs. Restaurant depreciation and amortization expense decreased by $98,000, or 3.4%, compared to the same period in the prior year. During the nine months of 2003, the Restaurants recorded gains from the sales of property and buildings totaling $1,076,000.

As a result of the above items, Restaurant operating income decreased $1,405,000, or 69.4%, during the first nine months of 2003 compared to the same period in the prior year. Excluding the 2003 gains from the sales of property and buildings, Restaurant operating income decreased $2,481,000, or 122.5%, during the first nine months of 2003 compared to the same period in the prior year.

Operationally, we have chosen to focus attention on improving the customers' experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products featuring high quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktails, fresh clams, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast menus are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution, we expect to attract a new level of customer. Although it is taking some time to see results, we are optimistic that this strategy will have a positive impact on customer counts and profits going forward.

During the first nine months of 2003, the Company sold the Bickford's Boston headquarters building for $1.5 million and has leased back the facility for $50,000 per year for the next three years. This sale resulted in a gain of approximately $1.0 million. Proceeds from the sale were used to reduce our outstanding term debt under the bank credit agreement. Including the above gain, the Company recorded total gains from property and building sales of $1,076,000 during the nine months ended September 30, 2003 compared to zero for the same period in the prior year. During the third and fourth quarters of 2003, the Company collected remaining proceeds totaling $835,000 from the previous year sales of Restaurants in Marlboro, MA and Haverhill, MA. These proceeds were also used to reduce our outstanding bank debt.

Cues Division. Cues's sales increased $1,107,000, or 4.9%, in the first nine months of 2003 compared to the same period in the prior year. The gross profit percentage increased 1.6%, resulting in a gross profit increase of $682,000, or 10.8%, in the first nine months of 2003 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of a more favorable mix of products sold during the recent period. Selling, general and administrative expense decreased $174,000, or 3.4%, in the first nine months of 2003, compared to the corresponding period in the prior year primarily due to a reduction in international selling expense and a reduction in domestic salary expense and benefits. Depreciation and amortization expense decreased $65,000, or 16.7%, in the first nine months of 2003. As a result of the above items, operating income increased by $921,000, or 113.6% in the first nine months of 2003 compared to the same period in 2002.

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

A prime competitor of Cues had intensified efforts during 2002 to require users of closed circuit television sewer inspection systems to employ equipment that is labeled and listed for use in Class I, Division I hazardous locations by a nationally recognized testing laboratory ("NRTL"). On September 25, 2002, OSHA issued a memorandum to all its regional offices stating that when no explosive hazards are present an inspected sewer section may be classified as an ordinary work location and that when an employer operates the cameras remotely and no employees are exposed to a potential hazard the Class I, Division I hazardous locations rules do not apply. As a result, non-labeled and listed products can continue to be used when testing and monitoring of the sewer gases indicate no explosive level is present and general safety procedures are followed. The Company had all of its current products tested and certified by an NRTL for non-explosive environments during 2003.

Corporate. Corporate general and administrative expenses increased by $267,000, or 38.0%, during the first nine months of 2003 compared with the same period in 2002. This increase was due to an increase in bank fees, including a $50,000 bank waiver and amendment fee paid in

January 2003 and a $250,000 bank fee paid in June 2003, as described in Note 7 of the Notes to the Consolidated Financial Statements above.

Income Taxes. During the first nine months of 2003, the Company recorded a consolidated income tax expense of $30,000 compared to a benefit of $133,000 in the first nine months of 2002.

Earnings (Loss) Per Share. The basic and diluted loss per share for the first nine months ended September 30, 2003 were both $0.01 per share. The basic and diluted weighted average number of shares outstanding for the nine months ended September 30, 2003 were both 4,012,000. Including the cumulative effect of the accounting change recorded in the first nine months of 2002, the basic and diluted loss per share for such period were both $0.52 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,028,000. Excluding the cumulative effect of the accounting change, the basic and diluted earnings per share for the first nine months ended September 30, 2002 were both $0.27 per share. The average market price for the first nine months of 2003 was $3.09 compared to an average of $6.81 in the corresponding period of 2002.

COMPARISON OF THIRD QUARTER 2003 RESULTS TO THIRD QUARTER 2002 RESULTS

The 2003 third quarter sales increased $685,000 and gross profit decreased $370,000 as compared to 2002 third quarter sales and gross profit figures. Selling, general and administrative expense increased $35,000, depreciation and amortization expense decreased $52,000 and gains on sales of property and buildings increased $23,000, resulting in an operating income decrease of $330,000. Interest expense decreased $55,000, interest income decreased $4,000, other income decreased $14,000 and income tax expense increased by $224,000, resulting in a decrease in net income of $517,000. The Company recorded net income of $299,000 in the third quarter of 2003 compared to net income of $816,000 in the corresponding period in the previous year.

The third quarter 2003 gains on the sales of property and buildings of $23,000 compares to zero ($0) during the comparable 2002 period.

Restaurant Operations. Restaurant sales decreased by $144,000, or 0.8%, in the third quarter of 2003 compared to the same period in the prior year. Same store sales decreased $56,000, or 0.3%, in the third quarter of 2003 compared to 2002. During the third quarter of 2003, the Company had lost sales of $428,000 due to closed Restaurants, partially offset by an increase in sales at new and non-comparable Restaurants of $340,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.6%, which was partially offset by menu price increases. During the third quarter of 2003, the average guest check increased $0.87 compared to the same period in the prior year.

The gross profit percentage decreased 3.4% from 13.2% to 9.8%, which along with the sales decrease caused gross profit to decrease $612,000, or 26.2%, in the third quarter of 2003 compared to the same period in 2002. The decline in customers resulted in higher fixed, labor and variable costs as percentages of sales consequently creating the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $9,000, or 1.6%. Restaurant depreciation and amortization expense decreased by $34,000, or 3.5% during the third quarter of 2003 compared to the same period in the prior year. During the third quarter of 2003, the Restaurants recorded gains from the sales of property and buildings totaling $23,000.

As a result of the above items, Restaurant operating income decreased $546,000, or 67.7%, during the third quarter ended September 30, 2003 compared to the same period in the prior year. Excluding the 2003 gains from the sales of property and buildings, Restaurants operating income decreased $569,000, or 70.6% during the third quarter of 2003 compared to the same period in the prior year.

Cues Division. Cues's sales increased by $829,000, or 11.8%, in the third quarter of 2003 compared to the same period in the prior year mainly due to an increase in sales of truck-mounted systems. The gross profit percentage decreased 0.3%, resulting in a gross profit increase of $242,000, or 10.7%, in the third quarter of 2003 compared to the same period in the prior year. Selling, general and administrative expense increased $97,000, or 6.2%, in the third quarter of 2003, compared to the corresponding period in the prior year primarily due to increased legal expense and the settlement of foreign litigation. Depreciation and amortization expense decreased $18,000, or 14.5% in the third quarter of 2003. As a result of the above items, operating income increased by $163,000, or 28.6%, in the third quarter of 2003 compared to the same period in 2002.

Corporate. Corporate general and administrative expenses decreased by $53,000, or 22.4%, during the third quarter of 2003 compared with the same period in 2002.

Income Taxes. During the third quarter of 2003, the Company recorded a consolidated income tax expense of $215,000 compared to a consolidated tax benefit of $9,000 in the third quarter of 2002.

Earnings (Loss) Per Share. The basic and diluted income per share for the third quarter ended September 30, 2003 were both $0.07 per share. The basic and diluted weighted average number of shares outstanding for the three months ended September 30, 2003 were both 4,012,000. For the third quarter of 2002, the basic and diluted income per share were both $0.20 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,028,000. The average market price for the third quarter of 2003 was $3.32 compared to an average of $4.56 in the corresponding period of 2002.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at September 30, 2003 and December 31 2002, were $787,000 and $777,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

Under the terms of its April 22, 2002 Amended and Restated Loan and Security Agreement ("Credit Agreement") with Bank of America, N.A. ("BofA"), which BofA assigned to Wells Fargo Foothill, Inc. ("WFF"), in June 2003, the Company is required to meet certain financial and other qualitative covenants. These financial covenants include minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. On December 30, 2002 and January 31, 2003, under amendments to the Credit Agreement, the Company converted its outstanding Orange County Industrial Development Authority, Industrial Development Revenue Bonds (ELXSI Project), Series 1997 into a second term loan under the Credit Agreement due June 30, 2003. At December 31, 2002, the Company was in violation of the debt to EBITDA covenant and other non-financial covenants under the Credit Agreement, and therefore, was in default under the provisions of the Credit Agreement. On January 31, 2003, the Company and BofA entered into an amendment to the Credit Agreement, which provided a waiver from BofA of all 2002 covenant violations. This amendment also included, among other provisions, the following changes: (1) an extension of the maturity date of all BofA debt to June 30, 2003 with the payment of a $50,000 extension fee; (2) interest on all BofA's debt at BofA's prime rate plus 3.5%;
(3) an increase in the interest rate on April 30, 2003 to BofA's prime rate plus 5% and the requirement to pay a non-refundable $250,000 fee unless the Company obtained by that date an acceptable loan commitment letter from another lender or hired an investment banker to sell either of its operating segments; and (4) the establishment of revised covenants for 2003, including EBITDA, net worth and capital expenditure covenants.

In June 2003, BofA assigned the Company's Credit Agreement to WFF. At September 30, 2003, the Company was in compliance with the revised terms and covenants of the Credit Agreement as amended. In addition, the Company signed amendments to the Credit Agreement with WFF under which WFF agreed to, among other things, (1) extend the maturity date of all debt under the Credit Agreement until December 1, 2003; (2) waive all applicable covenant violations by the Company through July 31, 2003; and (3) maintain the interest rate on all of the debt under the Credit Agreement at WFF's prime rate plus 3.5%. WFF is currently performing due diligence on the Company to determine whether to enter into a long-term credit facility with the Company. The Company paid to WFF the non-refundable $250,000 fee noted above, which is included in corporate administrative expense for the nine months ended September 30, 2003.

The Credit Agreement contains provisions, which allows WFF to accelerate payment of the amounts due under the Credit Agreement if it determines that a material adverse change has occurred in the Company. The December 31, 2002 consolidated financial statements included an independent auditors' report which indicated that an acceleration would raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's availability under the Credit Agreement was approximately $2.9 million at September 30, 2003.

During the first nine months of 2003, the Company had cash flow from operations of $4,880,000. This cash flow was generated primarily from inventory reductions and an increase in accounts payable. The cash flow from operations plus $2,380,000 of proceeds from the sale of properties funded the purchase of property, buildings and equipment of $3,162,000, a reduction of the bank line of credit of $2,030,000, a reduction in long-term debt of $2,013,000, repayments of capital leases obligations of $45,000 and an increase in cash of $10,000. During the first half of 2003, current assets decreased by $462,000, primarily due to a decrease in inventory and partially offset by an increase in the current portion of the deferred tax assets. Current liabilities decreased $2,546,000 mainly due to a decrease in bank debt and accrued expenses partially offset by an increase in accounts payable.

During 2003, the Company sold the Bickford's Boston headquarters building for $1.5 million and will lease back the facility for $50,000 per year during the next three years. Proceeds from the sale were used to reduce outstanding bank term debt under the Credit Agreement. As a result of this sale, Bickford's recorded a gain of approximately $1.0 million. This gain along with other gains totaled $1,076,000 and was included in operating profits during the nine months ended September 30, 2003. The Company also collected remaining proceeds totaling $835,000 from the previous sale of Restaurants in Marlboro, MA and Haverhill, MA during the third and fourth quarters of 2003. These proceeds were also used to reduce bank debt under the Credit Agreement.

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

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the Credit Agreement will be sufficient to fund operations in the immediate future, including interest on bank debt. Management believes that the bank line of credit with WFF under the Credit Agreement will be restructured or extended prior to its maturity date of December 1, 2003, although no assurances can be given that WFF will extend the applicable maturity dates or that it will enter into a new long-term credit agreement with the Company.

Impact of Inflation. Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Many of the Restaurants' employees are paid hourly rates related to the federal minimum wage, and, accordingly, increases in the minimum wage generally will result in increases in the Company's labor costs. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's cost of sales. The Company anticipates that food cost increases can be offset through selective price increases, although no assurances can be given that the Company will be successful in this regard.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 30, 2003, the Company has approximately $8.8 million in variable, market rate based debt outstanding. A 10% increase in interest rates would result in approximately $70,000 of additional interest expense annually based on the current borrowing levels.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1939, as amended (the "1934 Act") reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K.

            4.1* Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of August 29, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc.

            4.2* Amended and Restated Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of September 30, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc.

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


                                                 ELXSI CORPORATION
                                     -------------------------------------------
                                                   (Registrant)



Date: November 11, 2003              /s/ ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: November 11, 2003              /s/ DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                     Treasurer, Secretary and Chief Financial
                                     Officer (Chief Accounting Officer and
                                     Principal Financial Officer)