Form 10-K
period 2003-12-31
ELXSI CORP /DE//
filed 2004-03-30
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   ----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended            December 31, 2003
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________  to ___________


                         Commission file number 0-11877
                                                -------


                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           77-0151523
---------------------------------                          -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


3600 Rio Vista Avenue, Suite A, Orlando FL                        32805
----------------------------------------------             -------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:            (407) 849-1090
                                                           -------------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
------------------------------       ------------------------------------------
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2003, as reported by The Nasdaq Stock Market was approximately $8,461,000. On March 16, 2004, the Registrant had outstanding 4,012,197 shares of Common Stock.

              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE

Portions of the Registrant's Form 10-K/A to be filed on or before April 29, 2004 are incorporated by reference into Part III of this report.

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

On December 30, 2000, EXLSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), the Bickford's Restaurants and substantially all of their related operations, assets and liabilities. Immediately thereafter, the existing Bickford's Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI. In January 2004, the Company implemented a corporate restructuring of its subsidiaries as a result of which: (1) ELXSI (New Hampshire), Inc., a Delaware corporation ("ELXSI NH"), became a wholly-owned direct subsidiary of ELXSI; (2) Bickford's Restaurants, LLC ("Bickford's LLC"), a Delaware limited liability company, became 99% owned by ELXSI NH and 1% owned by ELXSI; and (3) BHC became a direct wholly-owned subsidiary of Bickford's LLC. BFRI remained a wholly-owned direct subsidiary of BHC.

During 2003, three Bickford's Restaurants were closed; one in Marlboro, MA was sold and others in Stoughton, MA and Haverhill, MA terminated their leases. In addition, one new restaurant opened in Brighton, MA under a Tavern concept and three existing restaurants (Kingston and Framingham, MA and Mystic, CT) were also converted to this Tavern concept. The Tavern concepts serve the Bickford's breakfasts with more upscale quality menu selections for lunch and dinner. In addition, the Bickford's corporate office building in Boston, MA was sold and was leased back by the Company for a period of three years. As of December 31, 2003, the Company had 61 restaurants owned and operated by BFRI (hereinafter referred to as the "Restaurants", "Restaurant Operations").

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

RESTAURANT OPERATIONS

Restaurant Operation sales were $66,370,000, $68,928,000 and $73,159,000 in
2003, 2002 and 2001, respectively, representing 67.3%, 69.7% and 69.4% of the total net sales of the Company during 2003, 2002 and 2001, respectively.

The Restaurants, which are all located in New England, are generally family-oriented facilities that offer full-service meals. Featuring a breakfast-anytime menu that is available all day long as well as lunch and dinner items, Bickford's appeals to customers who are interested in a high quality, casual, low-to moderately priced meals. The Company has been successful in marketing the breakfast menu concept to customers regardless of the time of day, and has expanded lunch and dinner patronage by also offering improved traditional lunch and dinner items. Most menu items are priced between $2.99 and $15.99. The average guest check in 2003 was $7.77 compared to $7.01 and $6.60 in 2002 and 2001, respectively. With the recent introduction of a new lunch and dinner menu, we intend to alter the consumer's perception of our Restaurants as primarily a breakfast chain, so that they begin to recognize our Restaurants as serving traditional lunch and dinner fare in addition to breakfasts. Breakfast items and coffee accounted for approximately 66% of food sales in 2003 and approximately 70% of food sales in each of 2002 and 2001. Coffee alone has accounted for approximately 10% of sales in each of 2003, 2002 and 2001.

Beginning in 2002 and continuing into 2003, we enhanced our Restaurant's dinner offerings to include a selection of exciting top quality dinner products including high quality fresh (never frozen) seafood. Our seafood offerings now include broiled and fried haddock and scallop dinners, jumbo shrimp cocktail, fresh belly clams, lobster rolls and lobster casserole dinners along with a homemade fresh clam chowder. Our breakfast menu is now featuring an already popular new lobster omelet and lobster benedict dishes. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. In addition, we are undertaking a renewed focus on all aspects of the Restaurant Operations. Operationally, we have chosen to focus attention on improving the customer's experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. Our goal is to make the Bickford's Restaurants the best value, high quality lunch and dinner destinations available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution during the daytime hours, we expect to attract a new level of customers. Although it will take some time to implement and see results, we expect that this strategy will have a positive impact on customer counts and profits going forward.

During 2003, we also implemented a program of adding liquor licenses where available, upgraded the decor of several of our restaurants, improved our lunch and dinner menu offerings and implemented other upgrades. To complement these changes, certain of these restaurants have had a name change and are operating under a Tavern name variation or under the name "Bickford's Grille".

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

Each of the Bickford's Restaurants generally consists of a free-standing building that covers approximately 2,700 to 7,400 square feet. They are typically located adjacent to major roads, highways and/or shopping malls and a few are adjacent to or connected to hotels. Nearly all of the Restaurants located in communities that permit smoking contain dining areas designated as smoking and non-smoking. At December 31, 2003, 15 of the Restaurant buildings were owned, while the remaining 46 Restaurants were either leased or owned buildings on leased land.

Each Restaurant has a kitchen equipped with grill space and ovens for service of baked foods. Seating capacity ranges from 90 to 257 people. Five of the Bickford's Restaurants provide limited counter service.

Restaurant Expansion and Renovation

Capital expenditures during the years ended December 31, 2003, 2002 and 2001 were as follows:

                                          2003           2002           2001
                                       ----------     ----------     ----------
         Expansion                     $1,003,000     $  316,000     $  629,000
         Conversions                      975,000             --             --
         Renovation                       366,000        291,000        554,000
         Refurbishment & equipment
           replacements                 1,132,000      2,840,000      2,677,000
                                       ----------     ----------     ----------
                                       $3,476,000     $3,447,000     $3,860,000
                                       ==========     ==========     ==========

Earnings from operations funded the majority of the above capital expenditures. The Company currently plans to spend approximately $2,500,000 for renovations, refurbishments and equipment replacements during 2004. Management believes that earnings from operations will be sufficient to fund this planned program in addition to other funding requirements.

In addition, the Company expects that increased profitability of the Restaurants will come mainly from gaining market share by continuing its programs to improve food products and service, and through its programs of refurbishing existing units, opening new units and, to a lesser extent, from price increases.

Sales at the same Bickford's Restaurants for comparable weeks decreased 1.9% in 2003 (55 restaurants), decreased 4.8% in 2002 (57 restaurants) and decreased 4.4% in 2001 (54 Restaurants) over the prior year's sales. Customer counts at these same Restaurants decreased 10.9% in 2003, decreased 10.3% in 2002 and decreased 9.3% in 2001 compared to the prior year's counts.

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

Restaurant Management and Supervision

Each Restaurant has a manager and one to three assistant managers, at least one of whom must be on duty at all times during Restaurant hours. The managers are responsible for hiring all personnel at the Restaurant level, managing the payroll and employee hours and ordering necessary food and supplies. Bickford's has seven district managers who between them cover all the Restaurants. The district managers are responsible for the complete operation of the Restaurants located in assigned geographical areas, including responsibility for sales, profits and compliance with all operational policies and procedures. The district managers, managers and assistant managers are all salaried personnel, but are also compensated with performance incentives, which can provide a significant portion of their total compensation. Bonuses paid under the program are based principally upon monthly sales volume, attainment of certain cost targets and restaurant profitability.

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

Employees

At December 31, 2003, the Restaurants employed 2,400 persons, of which 1,910 were part-time hourly employees, 270 were full-time hourly employees and 220 were salaried personnel. This represents a decline from 2,550 persons employed as of December 31, 2002. None of the Restaurant's employees are represented by a union.

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

CUES DIVISION

The Cues Division sales were $32,291,000, $29,900,000 and $32,239,000 in 2003,
2002 and 2001, respectively, representing 32.7%, 30.3%, and 30.6% of the total net sales of the Company during 2003, 2002 and 2001, respectively.

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

Inspection and Rehabilitation Equipment

Cues's inspection and sealing equipment are integrated systems that provide the capability of inspecting underground sewer lines via remote control television cameras. The integrated systems have the capability of creating a permanent record, on either videotape or electronic digital media, of pipe conditions, recording distance, slope, defect severity and location using various sensing instrumentation. In addition, the Company manufactures a line of grout application equipment for detecting leaking joints through an air pressure testing device and applying chemical sealant to repair small pipe fractures and leaking joints.

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

During 2003, Cues designed and wrote GraniteXP(TM) software, a data collection program that is the successor to the Cues's DataCap 4.0(TM) software program. GraniteXP(TM) provides the ability to capture full-length compressed video inspections in electronic storage media along with the ability to electronically capture still frame picture images of pipe conditions. The images, along with other inspection data such as site address, manhole information, defect severity, slope inclination or gradient, distance and chemical sealing information, are stored in a database format and may be transmitted via internet or facsimile for remote review. The data can also be sorted, searched and printed in reports that include pictures, graphs and text. The advantage of a computer program over the traditional videotape is primarily time savings for the city engineers, contractors and other users who are required to review inspection reports and catalog pipe conditions. The GraniteXP(TM) software is designed to operate in Windows2000 and WindowsXP operating systems. By having in-house software engineers able to design and write computer code, management believes that Cues has an advantage over competitors due to the resulting ability of Cues to be more responsive to customer requests for customized reports and features. The GraniteXP(TM) software is installed on shock mounted computer hardware designed and built by Cues to be rugged for the mobile-unit environment.

Product Servicing, Replacement Parts and Chemicals

Cues provides product servicing and repairs at its facilities in Orlando, Florida; Montclair, California; Toronto, Canada; and Maastricht, the Netherlands. In Orlando and Montclair, Cues also maintains an extensive inventory of replacement parts for distribution and sale to customers. Cues generally warrants that all parts, components and equipment that it manufactures will be free from defects in material and workmanship under normal and intended use for a period of twelve months from the date of shipment to the customer. Major items of equipment such as vehicles and generators furnished to, but not manufactured by, Cues, are covered under the warranty of the third-party manufacturer of such equipment. Cues recorded warranty expense of approximately $205,000, $144,000 and $346,000, during the years 2003, 2002 and 2001, respectively. The decrease in warranty expense during 2002 resulted from a settlement of approximately $168,000 received from a vendor related to a specific product that caused excessive warranty in 1999.

Product Development

Cues has an ongoing program to improve its existing products and develop new products. During the years ended December 31, 2003, 2002 and 2001, Cues expended approximately $589,000, $387,000 and $266,000, respectively, for product development, (excluding, in each case, the compensation and benefits expense of engineering department personnel, which comprises a significant portion of research and development efforts). Although Cues holds United States patents for components of its products, management believes that the expiration or invalidity of any or all of such patents will not have a material adverse effect on its business. For 2004, Cues currently plans to spend approximately $500,000 (exclusive of such personnel expenses) for product development activities.

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

Marketing

Cues markets its products and services in the United States though 13 direct salesmen. In certain geographic areas of the country Cues markets it products and services through independent representatives which are non-exclusive (to
Cues), none of whom accounted for more than 5% of the Cues Division's revenues in any of the last three years. The Company believes that the loss of any of these salesman or representatives would not have a material adverse effect on the Cues Division. Cues also employs technical service representatives located in Orlando, Toronto and Maastricht.

Within North America, Cues's customers include municipalities and contractors engaged in sewer line inspection and repair as well as privately-owned sewer systems. No customer accounted for more than 5% of Cues's 2003, 2002 or 2001 sales. Cues participates in trade shows and uses trade magazine advertising in the marketing of its products and services to North American customers. The Cues name is well established within its industry, affording it and its products wide recognition.

Outside North America, Cues markets its products on five continents, either directly or through non-exclusive (to Cues) independent distributors, agents or dealers, none of whom accounted for more than 5% of the Cues Division's revenue in any of the last three years. During 2003, 2002 and 2001, export sales to foreign countries represented approximately 11%, 10% and 10% of total Cues sales, respectively. The vast majority of equipment sales to customers in foreign countries are arranged under U.S. dollar-denominated letter of credit arrangements and, therefore, currency and payment risks are minimized.

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

Employees

At December 31, 2003, Cues had 170 full and part-time employees. This includes six employees of Knopafex, Ltd. and four employees of Cues B.V. None of the Cues Division employees are represented by a union.

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

ITEM 2.  PROPERTIES

Bickford's Restaurants leases land and/or buildings at 46 of its 61 locations, under lease agreements expiring on various dates (including extension options) through 2036. The majority of these leases are "triple net", requiring BFRI to pay taxes, maintenance, insurance and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based upon minimum annual rental payments plus a percentage of their respective sales.

Below is a summary of the Restaurant properties as of December 31, 2003:

                                    Owned          Leased         Total
                                  ----------     ----------     ----------
         Massachusetts                    10             26             36
         Connecticut                       2              6              8
         Rhode Island                      1              6              7
         New Hampshire                     2              7              9
         Vermont                          --              1              1
                                  ----------     ----------     ----------
             Total                        15             46             61
                                  ----------     ----------     ----------

BFRI also leases a 4,000 square foot building in Boston, Massachusetts, which is used for the Restaurant Operations management and administrative headquarters. In addition, BFRI subleases one of its former restaurant locations in Massachusetts. ELXSI owns a 48,000 square foot office and manufacturing facility in Orlando, Florida, of which 36,000 square feet are currently being utilized by its Cues Division for manufacturing, while the remaining 12,000 square feet are being utilized for Cues and "Corporate" selling, general, and administrative functions. The Cues Division's old facility, consisting of 26,000 square feet also located in Orlando, Florida, is being partially used by Cues for manufacturing and storage, while approximately 12,000 square feet are being rented to a third party. In addition, Cues rents a 3,000 square foot facility in Montclair, California for service and sales, Cues B.V. owns an office and manufacturing facility in Maastricht, the Netherlands, and Knopafex, Ltd. rents office and manufacturing space in Toronto, Canada.

In order to secure the Company's obligations under its senior bank credit facility with Wells Fargo Foothill, Inc. ("WFF"), substantially all of the Company's properties and assets have been pledged as collateral to WFF.

ITEM 3.  LEGAL PROCEEDINGS

On November 25, 2002, James P. Shine ("Shine"), a former officer of the Restaurant Operations, filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Middlesex County (the `Court") against ELSCI and BFRI (the "Shine Litigation") seeking certain payments under a letter agreement with ELXSI dated December 11, 2001 entered into in connection with his exercise of phantom stock option rights granted to him in 1991. Mr. Shine requested relief in the form of damages, interest and costs and obtained a $580,000 prejudgment attachment on three Restaurant properties owned by ELXSI in Middlesex County, Massachusetts (the Prejudgment Attachment").

In June 2003, the parties entered into an agreement pursuant to which: (1) all parties are allowing the Shine Litigation to proceed in ordinary fashion, with good faith adherence to the rules of the Court, but deferring any final adjudication until March 1, 2007 or such earlier date as required by the Court;
(2) ELXSI and BFRI are not required to repay any portion of the outstanding debt owed to Mr. Shine until March 1, 2007; (3) until March 1, 2007 ELXSI and BFRI are required to make quarterly payments of additional compensation to Mr. Shine equal to an annual rate of 7% on the outstanding debt owed to Mr. Shine; (4) the court has discharged the Prejudgment Attachment; and (4) Mr. Shine has secured an attachment on the real property located in Kingston, MA owned by BFRI in the amount of $785,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELXSI Corporation held its Annual Meeting of Stockholders on November 21, 2003. At the meeting, the stockholders:

o        approved the re-election of the Board of Directors of ELXSI
Corporation;

o        approved the Company's 2003 Incentive Stock Option Plan; and

o ratified the appointment of Tedder, James, Worden and Associates, P.A., as the Company's independent accountants for fiscal year 2003.


With regard to the re-election of the Board of Directors, the voting was as follows:

                                                                    Abstentions
                                                   Against/          and Broker
     Nominee                     For               Withheld           Non Votes
     -------                --------------      --------------    --------------
Farrokh H. Kavarana              3,349,539              64,077           598,581
Kevin P. Lynch                   3,349,999              63,617           598,581
Alexander M. Milley              3,349,819              63,797           598,581
Denis M. O'Donnell               3,350,099              63,517           598,581
Robert C. Shaw                   3,349,439              64,177           598,581

With regard to the resolution to approve the Company's 2003 Incentive Stock Option Plan, holders of 2,338,705 shares of the Company's common stock voted for the resolution to approve such Plan, while holders of 118,038 shares of common stock voted against the resolution and holders of 3,326 shares of common stock abstained from the vote.

Concerning the resolution to ratify the appointment of Tedder, James, Worden and Associates, P.A. as the Company's independent accountants for fiscal year 2003, holders of 3,352,240 shares of the Company's common stock voted to ratify such appointment, while holders of 58,832 shares of common stock voted against the resolution and holders of 2,544 shares of common stock abstained from the vote.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded in the National Market System of The Nasdaq Stock Market ("Nasdaq"), under the symbol ELXS. The following table sets forth high and low closing sales prices for the fiscal quarters indicated, as reported by Nasdaq.

                                     2003                      2002
                             ---------------------     ---------------------
                               High          Low         High          Low
                             --------     --------     --------     --------
         First Quarter       $   3.32     $   2.50     $  10.00     $   6.56
         Second Quarter          4.64         2.51        10.25         5.15
         Third Quarter           3.95         2.80         6.60         3.50
         Fourth Quarter          5.23         3.15         4.05         1.57

On March 16, 2004, the reported last sale price for the Company's Common Stock was $3.76 per share. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of January 27, 2004, there were 211 holders of record of the Company's Common Stock.

Dividend History

The Company has never paid a cash dividend and we do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings. In addition, the Company's current senior bank credit facility with WFF prohibits the Company from declaring or paying cash dividends.

Recent Sales of Unregistered Securities

None

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer & Trust Co., 2 Broadway, New York, New York 10004, (212) 509-4000.

ITEM 6.  SELECTED FINANCIAL DATA

The data for fiscal years ended 1999 through 2003 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

                                                                     Year Ended December 31,
                                                 -------------------------------------------------------------
(Amounts in Thousands, Except Per Share Data)       2003         2002         2001         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
Net Sales                                        $  98,661    $  98,828    $ 105,398    $ 103,710    $ 104,143
Costs and Expenses:
  Cost of sales                                    (84,215)     (82,099)     (87,437)     (83,594)     (81,703)
  General and administrative                       (10,219)     (10,125)     (11,874)      (9,544)      (9,014)
  Depreciation and amortization                     (4,107)      (4,235)      (4,579)      (4,318)      (3,870)
  Gain (loss) on sales of property & buildings       1,041         (270)         (86)         (32)         (79)
  Interest income                                       31           22        1,272        1,500          801
  Interest expense                                  (1,573)      (1,550)      (1,844)      (1,303)        (832)
  Other income (expense)                               (66)         182          167         (240)        (214)
  (Provision) benefit for income taxes                 174       (1,149)      (7,507)       6,890       11,118
  Cumulative effect of accounting change                --       (3,172)          --           --           --
                                                 ---------    ---------    ---------    ---------    ---------

Net (loss) income                                $    (273)   $  (3,568)   $  (6,490)   $  13,069    $  20,350
                                                 =========    =========    =========    =========    =========
Net (loss) income per common share
  Basic                                          $    (.07)   $    (.89)   $   (1.61)   $    3.08    $    4.75
                                                 =========    =========    =========    =========    =========
  Diluted                                        $    (.07)   $    (.89)   $   (1.61)   $    2.75    $    4.25
                                                 =========    =========    =========    =========    =========
Weighted average number of common and
 common equivalent shares
  Basic                                              4,012        4,027        4,043        4,246        4,283
  Assumed conversion of options and warrants            --           --           --          512          508
                                                 ---------    ---------    ---------    ---------    ---------
  Diluted                                            4,012        4,027        4,043        4,758        4,791
                                                 =========    =========    =========    =========    =========

Dividends                                                0            0            0            0            0
                                                 =========    =========    =========    =========    =========
Other Data:
Working capital                                  $  10,332    $   2,808    $  (2,767)   $   6,863    $  20,733
Total assets                                        74,305       78,699       88,454      102,522       89,851
Capitalized leases and long term debt                9,617       13,877       20,473       13,253       12,903
Stockholders' equity                                51,911       51,958       55,359       75,179       63,877

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

The Company's revenues and expenses resulted from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

Restaurant Operations. The Restaurants had sales of $66,370,000, cost of sales of $61,489,000, selling, general and administrative expenses of $2,369,000, depreciation and amortization expense of $3,672,000 and gains on sales of property and buildings of $1,041,000, resulting in an operating loss of $119,000. In addition, the Restaurants had $68,000 of interest expense resulting in a loss before taxes of $187,000.

Cues Division. Cues had sales of $32,291,000, cost of sales of $22,726,000, selling, general and administrative expenses of $6,642,000 and depreciation and amortization expense of $435,000, which yielded an operating income of $2,488,000. In addition, Cues had $90,000 of interest expense, $1,000 of interest income and $65,000 of other expense, resulting in income before taxes of $2,334,000.

Corporate. Corporate general and administrative expenses were $1,208,000. The major components of these expenses were legal expenses, audit and tax compliance expenses, shareholder services and bank fees. During 2003, the Company did not record any expense or pay any fees to Cadmus Corporation ("Cadmus") under a management agreement (see Note 7 to the Consolidated Financial Statements).

During 2003 and 2002, the Company did not make any principal payments to any of the four persons currently or formerly employed by the Restaurant Operations in connection with their phantom stock options, which they had exercised in full on July 2, 2001 (see Note 12 to the Consolidated Financial Statements). Under an agreed upon deferred payment schedule, these persons were to receive $3,638,000 in the aggregate of which not less than three-quarters of the balance was due to be paid by October 1, 2002 and the balance on October 1, 2003. The Company pays additional compensation to these persons equal to 7% per annum on their principal balances. Accordingly, during 2003 and 2002, the Company recorded interest expense of $256,000 and $258,000, respectively. In June 2003, the Company reached a definitive agreement with one of the participants, who sued the Company for non payment. The agreement has resulted in the participant receiving a second position lien on the Kingston, MA restaurant in the amount of $785,000 and the restructuring of his principal payments so that none are due until 2007. See
Item 3. "Legal Proceedings" above. In January 2004, the three other participants signed reaffirmation of subordination agreements dated March 2003, which acknowledges that payments of principal due in connection with their phantom option will continue to be subordinate to the Company's senior creditor Wells Fargo Foothill, Inc. ("WFF"). In addition, payments of additional compensation to these participants can continue provided there are no defaults under the credit agreement with WFF.

Corporate interest income was $30,000, which excludes all interest accrued during 2003 on loans to related parties (see Note 7 to the Consolidated Financial Statements). Interest accrued on these loans during 2003 was $1,227,000, but the Company received no payments thereon and suffered a deterioration in the value of the securities pledged as security thereof. Corporate interest expense was $1,415,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender is WFF; Note 8 to Consolidated Financial Statements of the Company includes information regarding the terms of the senior bank debt.

During 2003, the Company recorded a consolidated tax benefit of $174,000, consisting of a current tax expense of $609,000 and deferred tax benefit of $783,000.

Management periodically evaluates its future earnings likely to be realized during the remaining life of its net operating loss and tax credit carryforwards and the resulting anticipated level of realization of these tax loss carryforwards in determining the amount of the deferred tax asset to record. Taking into account reasonable and prudent tax planning strategies and future income projections, the net deferred tax asset of $16,688,000 represents the amount of net operating loss and tax credit carryforwards that management believes more likely than not will be realized over their remaining lives. The remaining valuation allowance is necessary due to the magnitude of these net operating loss carryforwards and the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

Earnings Per Share. The 2003 basic and diluted loss per share was $.07. The 2003 weighted average number of shares outstanding for the basic and diluted earnings per share was 4,012,000. The average stock price during 2003 was $3.35 and the market price at December 31, 2003 was $4.48.

YEAR ENDED DECEMBER 31, 2002

The Company's revenues and expenses resulted from the operation of the Restaurant Operations and Cues Division and the Company's Corporate expenses.

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

Corporate. Corporate general and administrative expenses were $948,000. The major components of these expenses were legal expenses, audit and tax compliance expenses, shareholder services and bank fees. During 2002, the Company did not record any expense or pay any fees to Cadmus under a management agreement (see
Note 7 to the Consolidated Financial Statements).

Corporate interest income was $10,000, which excludes all interest accrued during 2002 on loans to related parties (see Note 7 to the Consolidated Financial Statements). Interest accrued on these loans during 2002 was $1,158,000, but the Company received no payments thereon and suffered a deterioration in the value of the securities pledged as security thereof. Corporate interest expense was $1,332,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender in 2002 was Bank of America ("BofA"). See Note 8 to the Consolidated Financial Statements.

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

YEAR ENDED DECEMBER 31, 2001

The Company's revenues and expenses resulted from the operation of the Restaurant Operations and Cues Division and the Company's Corporate expenses.

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

Corporate interest income was $1,201,000, consisting primarily of interest on loans to related parties (see Note 7 to the Consolidated Financial Statements). Corporate interest expense was $1,546,000, consisting primarily of the interest charges on senior bank debt. The Company's senior bank debt lender in 2001 was BofA. See Note 8 to the Company's Consolidated Financial Statements.

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

COMPARISON OF 2003 RESULTS TO 2002 RESULTS

Sales during 2003 decreased $167,000, or 0.2%, gross profit decreased by $2,283,000, or 13.6%, selling, general and administrative expense increased by $94,000, or 0.9%, and depreciation and amortization decreased by $128,000, or 3.0%, gains on the sales of property and buildings increased $1,311,000, resulting in a decrease in operating income of $938,000, or 44.7%, in each case as compared to 2002. Interest expense decreased by $23,000, or 1.5%, interest income increased by $9,000, or 40.9%, and other expense increased by $248,000, or 136.3%. As a result, pre-tax income decreased $1,200,000, or 159.4%, in 2003 compared to 2002. In 2003, the Company recorded an income tax benefit of $174,000 compared to income tax expense of $1,149,000 in 2002. The result of these changes was a decrease in the net loss before the cumulative effect of an accounting change of $123,000 in 2003 compared to 2002.

Restaurants Operations. Restaurants sales decreased by $2,558,000, or 3.7%, in 2003 compared to 2002. Same store sales decreased $1,142,000, or 1.9%, in 2003 compared to 2002. Also contributing to the 2003 sales decrease were lost sales of $2,373,000 due to three closed Restaurants partially offset by an increase in sales at new and non-comparable Restaurants of $957,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.9%, which was partially offset by menu price increases. The decrease in customer counts was primarily due to new competition and the continuing effect of the depressed New England economy. Management is continuing to focus on improving sales at all Restaurants through attention to customer service, food quality, new menu items and Restaurant refurbishments.

Restaurants gross profit decreased by $3,746,000, or 43.4%, and gross profit as a percentage of sales decreased 5.2% in 2003 compared to 2002. Food costs increased 3.7% from 22.5% of sales in 2002 to 26.2% of sales in 2003 primarily as a result of changes to the menu to include higher priced lunch and dinner selections. Labor costs as a percentage of sales decreased by 0.7%, from 40.6% in 2002 to 39.9% in 2003 as a result of a decline in labor hours and benefit costs partially offset by an increase in the average hourly wage rate and a decrease in productivity due to the decline in customers. Variable costs increased 2.1% from 12.7% of sales in 2002 to 14.8% of sales in 2003, while fixed costs increased 0.2% as a percentage of sales due to the effects of the decline in customers and sales discussed above.

Restaurants selling, general and administrative expense decreased by $98,000, or 4.0%, during 2003 compared to 2002 primarily due to decreases in wages, benefits and bonus expenses and reductions in training costs.

Restaurants depreciation and amortization expense decreased by $51,000, or 1.4%, during 2003 as compared to 2002.

During 2003, the Company recorded gains on sales of buildings and properties of $1,041,000 compared to losses on disposal of $270,000 in 2002. The 2003 gain resulted primarily from the sale of the Bickford's corporate office building, which is being leased back for a period of 3 years.

As a result of the above, Restaurant operating income decreased by $2,286,000, or 105.5%, in 2003 compared to 2002.

Cues Division. Cues's sales increased by $2,391,000, or 8.0%, in 2003 compared to 2002. As a result of this sales increase and a 2.5% increase in Cues's gross profit percentage in 2003 compared to 2002, gross profit increased by $1,463,000, or 18.1%. The increase in the gross profit percentage was primarily the result of the effect of new products and features and improvements in sales effectiveness. Despite the gross profit improvement as a result of the above items, competitive pricing pressures continued in 2003.

Selling, general and administrative expenses decreased by $68,000, or 1.0%, and depreciation and amortization expense decreased by $77,000, or 15.0%. The decrease in selling, general and administrative expenses was primarily related to a decrease in international selling expense due to a reduction in headcount partially offset by an increase in domestic sales expenses where we added an employee. In addition, general and administrative expense decreased in 2003 compared to 2002 primarily due to a reduction in bad debt expense. Warranty expense increased $60,000 mainly as a result of paying a settlement related to product sold in previous years. As a result of the above, operating income increased $1,608,000, or 182.7%, in 2003 compared to 2002.

Corporate. Corporate's general and administrative expenses increased by $260,000, or 27.4%, during 2003 compared to 2002, mainly due to an increase in bank fees. Interest expense increased by $83,000, or 6.2%, in 2003 compared to 2002 as a result of higher borrowing rates. Interest income increased by $20,000, or 200%, in 2003 compared to 2002.

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

Restaurants selling, general and administrative expense decreased by $32,000, or 1.3%, during 2002 compared to 2001 primarily due to decreases in labor costs.

Restaurants depreciation and amortization expense decreased by $197,000, or 5.0%, during 2002 as compared to 2001 due to less capital additions in 2002 than in prior years and prior year assets becoming fully depreciated.

As a result of the above, Restaurant operating income decreased by $485,000, or 16.6%, in 2002 compared to 2001.

Cues Division. Cues's sales decreased by $2,339,000, or 7.3%, in 2002 compared to 2001. As a result of this sales decrease partially offset by a 0.4% increase in Cues's gross profit percentage in 2002 compared to 2001, gross profit decreased by $518,000, or 6.0%. The increase in the gross profit percentage was primarily the result of reductions in health insurance expense in 2002 and the inclusion in 2001 of a $514,000 charge to reduce the inventory carrying value to its estimated market value as a result of closing the Moscow Russia office. Despite the gross profit improvement as a result of the above items, reduction in selling prices as a result of competitive pricing pressures in municipal bid and contractor quotes situations continued in 2002.

Selling, general and administrative expenses decreased by $1,346,000, or 16.7%, and depreciation and amortization expense decreased by $147,000, or 22.3%. The decrease in selling, general and administrative expenses was primarily related to a decrease in international selling expense of $997,000 as a result of the decision in December 2001 to close the Russian operations, which was opened in April 2001. In addition, selling expense decreased in 2002 compared to 2001 due to a reduction in sales volume, which in turn reduced commissions and travel expenses, and a reduction in salaries and health insurance expenses. Warranty expense decreased as a result of receiving a final settlement from a vendor related to product sold and warranted in previous years. As a result of the above, operating income increased $975,000, or 1026%, in 2002 compared to 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash positions at December 31, 2003 and 2002 was $733,000 and $777,000, respectively. The Company's borrowing availability under its bank line of credit at December 31, 2003 and 2002 was $2,279,000 and $2,533,000, respectively. The Company has a cash management system whereby cash generated by operations is used to immediately reduce bank debt. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that the cash could safely earn from alternative investments. Working capital needs, when they arise, are met by borrowings.

During 2003, the Company had cash flow from operations of $5,608,000. The cash flow from operations and, the proceeds from the sale of property, building and equipment of $2,384,000 funded the purchase of property, plant and equipment of $3,665,000, the payment of net borrowings under the Bank line of credit and term loan of $1,876,000, principal payments of other debt totaling $2,326,000, the payments of deferred financing fees of $111,000 and the payment of capital lease obligations of $58,000. During 2003, current assets decreased by $1,759,000, primarily due to a decrease in Cues accounts receivable and inventory partially offset by an increase in deferred tax assets. Current liabilities decreased $9,283,000 in 2003 compared to 2002 primarily as a result of reducing bank debt and reclassifying a portion of the remaining bank debt to long-term liabilities at December 31, 2003.

Under the terms of its line of credit and term loan agreement with WFF, the Company is required to meet certain covenants, including financial covenants consisting of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for Bickford's and the Company. In addition, the Company can not exceed a maximum leverage ratio and capital expenditure limits. The maximum outstanding debt is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of January 31, 2004, the borrowing base calculation resulted in a maximum debt of $15.0 million. The Company had $1.1 million available under the WFF Agreement at January 31, 2004.

Future Needs for and Sources of Capital. Management believes that cash generated by operations plus cash available under the line of credit will be sufficient to fund future operations, including interest and principal payments on bank debt.

Disclosure of Contractual Obligations. The Company has certain contractual obligations as of December 31, 2003, which are listed in the table below (in thousands):

                                                 Less than         1-3            3-5         More than
   Contractual Obligations          Total          1 year         years          years         5 years
   -----------------------        ----------     ----------     ----------     ----------     ----------
Long-term debt obligations        $    9,043     $    4,009     $    5,004     $       18     $       12
Capital lease obligations                574             51             76             41            406
Operating lease obligations           23,255          3,246          6,077          5,033          8,899
Purchase obligations                   8,600          4,159          1,870          1,870            701
Other long-term liabilities
  reflected on the registrant's
  balance sheet under GAAP             3,638             --             --          3,638             --
                                  ----------     ----------     ----------     ----------     ----------
Total                             $   45,110     $   11,465     $   13,027     $   10,600     $   10,018
                                  ----------     ----------     ----------     ----------     ----------

Critical Accounting Policies and Estimates. The Company's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, current economic trends in the industry, information provided by customers and vendors and information available from other outside sources, as appropriate. The Company's significant accounting policies and estimates are:

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with particular customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore the need to revise the estimate for bad debts. Generally, Cues has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. The allowance for doubtful accounts totaled $217,000 and $374,000 at December 31, 2003 and 2002, respectively. The decrease resulted primarily due to the write off of an uncollectible receivable during 2003 and the improvement in the aging of outstanding receivables.

Inventories. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes a review for obsolete inventory and an analysis of slow moving and potential excess inventory items. Events which could affect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for Cues's products due to economic conditions, innovations or new technologies introduced by Cues or its competitors, price decreases by competitors on specific products or systems, and any discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product. At December 31, 2003 and 2002, the reserve for obsolete and slow moving inventory was $1,998,000 and $1,893,000, respectively.

Deferred Tax Assets. The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards, totaling $14,409,000 and $12,634,000 at December 31, 2003 and 2002, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

Related Party Notes Receivable. The Company is owed substantial amounts under related party promissory notes receivable (see Note 7 to the Consolidated Financial Statements). These notes have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2003 and 2002. Alexander M. Milley and certain companies he controls have guaranteed payment of these notes. In addition, Mr. Milley and these companies have pledged certain assets, including shares of Company Common Stock, under pledge and security agreements. A permanent decline in the value of the Company's stock or other assets pledged as collateral or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay its outstanding debt.

Impairment of Long-Lived Assets. The Company's long lived-assets include $1,756,000 and $1,785,000 of goodwill and trademarks at December 31, 2003 and 2002, respectively. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") in 2002. As a result of the adoption of FAS 142 during the year ended December 31, 2002, the Company recorded a loss for the cumulative effect of an accounting change related to the goodwill impairment at the Cues Division in the amount of $3,172,000. The Company did not record any impairment losses related to goodwill and or trademarks in the Restaurant Operations Division during 2003 or 2002.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:


         (i) For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

         (ii) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

         (iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 2003, the Company had approximately $9.0 million in variable, market-rate based debt outstanding. The market risk is considered minimal (based upon a 10% increase or decrease in interest rates from their December 31, 2003 levels).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 2003, together with the report thereon of Tedder, James, Worden & Associates, P.A. dated March 4, 2004 are included in this report commencing on page F-1 and are listed under Part IV,
Item 15 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2002, the Company changed its independent accountant to Tedder, James, Worden and Associates, P.A. The Company's Form 8-K dated July 24, 2002 and filed with the Commission on July 30, 2002 discusses this action.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Effective February 12, 2004, Robert C. Shaw resigned his position as a director and officer of ELXSI Corporation and subsidiaries. The balance of information required under this item will be filed within 120 days after December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be filed within 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required under this item will be filed within 120 days after December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item will be filed within 120 days after December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be filed within 120 days after December 31, 2003.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

Index to Consolidated Financial Statements
------------------------------------------

                                                                        Page
1.  Financial Statements                                              Number(s)
                                                                     ----------
       Independent Auditor's Report for the years ended
         December 31, 2003, 2002 and 2001                               F-1
       Consolidated Balance Sheets at December 31, 2003 and 2002     F-2 to F-3
       Consolidated Statements of Operations and Comprehensive
         Loss for the three years ended December 31, 2003            F-4 to F-5
       Consolidated Statements of Stockholders' Equity for the
         three years ended December 31, 2003                            F-6
       Consolidated Statements of Cash Flows for the three years
         ended December 31, 2003                                     F-7 to F-8
       Notes to Consolidated Financial Statements                    F-9 to F-32


2.  Financial Statement Schedules                                       Page
                                                                        ----
       Independent Auditor's Report on Financial Statement Schedule
         for years ended December 31, 2003, 2002 and 2001.              S-1

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

3.  Exhibits

Exhibit
Number     Description
------     -----------

2.1 Agreement and Plan of Merger by and among ELXSI Corporation (the "Company"), ELXSI, Cadmus Corporation ("Cadmus") and Holdingcues, Inc. dated as of October 16, 1992, including form of Series C Warrant. (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed November 13, 1992 (File No 000-11877)).

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

2.5 Closing Side Letter Agreement Regarding Family Restaurants Sale and Purchase Agreement between ELXSI and Marriott dated July 1, 1991.(Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated July 16, 1991 (File No. 000-11877)).

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

3.1 Restated Certificate of Incorporation of the Company, as amended.(Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 000-11877)).

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

3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated June 9, 1999. (Incorporated herein by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement filed March 27, 2000 (Registration No. 333-33300)).

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

4.5 Form of Third Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)

4.6 Form of Fourth Allonge and Amendment to Series A Warrants of ELXSI Corporation, with respect to the foregoing Warrant. (Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-11877)).

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

4.16 Fourth Amendment to Amended and Restated Loan Agreement dated as of March 31, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-11877)).

4.17 Fifth Amendment to Amended and Restated Loan Agreement dated as of June 30, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-11877)).

4.18 Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of August 29, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-11877)).

4.19 Amended and Restated Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of September 30, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-11877)).

4.20 Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of December 1, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Filed herewith).

4.21 Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of January 15, 2004 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Filed herewith).

4.22 Amended and Restated Loan and Security Agreement dated as of January 30, 2004 between ELXSI, ELXSI (New Hampshire), Inc., Bickford's Restaurants, LLC, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Filed herewith).

4.23 Trust Indenture, dated as of September 24, 1997, between the Orange County Industrial Development Authority and Sun Trust Bank, Central Florida, National Association, as Trustee. (Incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.24 Loan Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.25 Mortgage and Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 (File No. 000-11877)).

4.26 Bond Purchase Agreement, dated as of September 24, 1997, by and among the Orange County Industrial Development Authority, ELXSI and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.27 Guaranty Agreement, dated as of September 24, 1997, by and between ELXSI Corporation and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.28 Security Agreement, dated as of September 24, 1997, between ELXSI and the Orange County Industrial Development Authority. (Incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-11877)).

4.29 Rights Agreement, dated as of June 4, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights
           Agent.(Incorporated herein by reference to Exhibit 4.17 to the Company's Form 8-A Registration Statement, dated June 10, 1997 (File No. 000-11877)).

4.30 Rights Agreement Amendment, dated as of March 16, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A/A Registration Statement (Post-Effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

4.31 Standstill Agreement, dated as of March 16, 1999, among the Company, Alexander M. Milley and the "Kellogg Person" party thereto. (Incorporated herein by reference to Exhibit 3 of the Registrant's Form 8-A/A Registration Statement (Post-effective Amendment No. 1) dated March 19, 1999 (File No. 000-11877)).

10.1 The Company's 1993 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).*

10.2 The Company's 1995 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed November 14, 1995 (Registration No. 333-64205)).*

10.3 The Company's 1996 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed December 2, 1996 (Registration No. 333-17131)).*

10.4 The Company's 1997 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed January 30, 1998 (Registration No. 333-45381)).*

10.5 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 1998 (File No. 000-11877)).*

10.6 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 23, 1999 (File No. 000-11877)).*

10.7 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 20, 2000 (File No. 000-11877)).*

10.8 The Company's 2001 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 2001 (File No. 000-11877)).*

10.9 The Company's 2002 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on October 21, 2002 (File No. 000-11877)).*

10.10 The Company's 2003 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on October 22, 2003 (File No. 000-11877)).*

10.11 The ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).*

10.12 Amendment No. 1 to the ELXSI 1991 Phantom Stock Option Plan for the management of the Bickford's Division. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).*

10.13 Letter agreement dated November 30, 2001 between ELXSI and the management of the Bickford's Division holding rights under the ELXSI 1991 Phantom Stock Option Plan setting forth the amounts and timing of payments thereunder as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).*

10.14 Letter Agreement dated March 28, 2003 between ELXSI and Lawrence J. Pszenny setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Filed herewith.)*

10.15 Letter Agreement dated March 28, 2003 between ELXSI and Robert T. Germaine setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Filed herewith.)*

10.16 Letter Agreement dated March 28, 2003 between ELXSI and Daniel E. Bloodwell setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Filed herewith.)*

10.17 Agreement between ELXSI, Bickford's Family Restaurants, Inc. and James P. Shine setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Filed herewith.)

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

10.22 Form of Extension No. 2 to Management Agreement, dated as of June 30, 1997, between ELXSI and Cadmus. (Incorporated herein by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997 (File No. 000-11877)).

10.23 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,606,278. (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.24 Amended and Restated Promissory Note of ELX payable to the Company dated as of December 31, 2001 in the amount of $1,362,489. (Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.25 Form of Employment Agreement, dated as of June 30, 1997, between ELXSI and Alexander M. Milley. (Incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K Current Report filed with the Commission on July 9, 1997 (File No. 000-11877)).

10.26 Amendment No. 1 to the above Employment Agreement, dated as of May 27, 1999. (Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

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

10.29 Amended and Restated Secured Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $2,000,000. (Incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.30 Amended and Restated Promissory Note of Cadmus payable to ELXSI dated as of December 31, 2001 in the amount of $7,003,364. (Incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.31 Form of guaranty instrument executed by Alexander M. Milley in relation to the above two notes. (Incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-11877)).

10.32 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by ELX to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.33 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Cadmus to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

10.34 Form of Pledge and Security Agreement, dated as of December 31, 2001, executed by Alexander M. Milley, MMI and Winchester National, Inc. to secure the above-referenced amended and restated promissory notes of ELX and Cadmus. (Incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-11877)).

14.1       Code of Ethics for Senior Financial Officers. (Filed herewith.)

16.1 Letter from PricewaterhouseCoopers LLP to the Commission dated July 24, 2002. (Incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 24, 2002 and filed with the Commission on July 30, 2002 (File No. 000-11877)).

21.1       Subsidiaries of the Company. (Filed herewith).

23.1 Consent of Tedder, James, Worden and Associates, P.A. (Filed herewith).

31.1 Certification of Alexander M. Milley Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2 Certification of David M. Doolittle Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Alexander M. Milley pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2 Certification of David M. Doolittle pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).


(b) Reports on From 8-K

All Company did not file any Current Report on Form 8-K during the last quarter for the period covered by this report.

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

Dated:   March 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                Title                               Date
------------------------------       ------------------------------------       --------------
/s/ ALEXANDER M. MILLEY              Chairman of the Board,                     March 22, 2004
------------------------------       President and Chief Executive
     Alexander M. Milley             Officer (Principal Executive Officer)


/s/ DAVID M. DOOLITTLE               Vice President, Treasurer                  March 22, 2004
------------------------------       and Secretary (Chief
     David M. Doolittle              Accounting Officer and
                                     Principal Financial Officer)


/s/ KEVIN P. LYNCH                   Director and Vice President                March 22, 2004
------------------------------
     Kevin P. Lynch

/s/ FARROKH K. KAVARANA              Director                                   March 22, 2004
------------------------------
     Farrokh K. Kavarana

/s/ DENIS M. O'DONNELL               Director                                   March 22, 2004
------------------------------
     Denis M. O'Donnell

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors and Stockholders of ELXSI Corporation:

We have audited the accompanying consolidated balance sheets of ELXSI Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ELXSI Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statement, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 as required by the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 4, 2004

                                                 ELXSI CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                              (Dollars in Thousands)

                                   A S S E T S

                                                  December 31,     December 31,
                                                      2003             2002
                                                  ------------     ------------

Current assets:

  Cash and cash equivalents                       $        733     $        777

  Accounts receivable, less allowance for
   doubtful accounts of $217 and $374 in 2003
   and 2002, respectively                                3,330            4,699

  Inventories                                           12,845           14,616

  Prepaid expenses and other current assets                859            1,094

  Deferred tax asset                                     5,764            4,104
                                                  ------------     ------------

      Total current assets                              23,531           25,290

Property, buildings and equipment, net                  30,537           32,294

Intangible assets, net                                   1,757            1,785

Deferred tax asset - noncurrent                         10,924           10,799

Deferred charge (Note 6)                                 7,072            8,074

Other                                                      484              457
                                                  ------------     ------------

     Total assets                                 $     74,305     $     78,699
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31,    December 31,
                                                     2003             2002
                                                 ------------    ------------
Current liabilities:
  Accounts payable                               $      3,276    $      2,734
  Accrued expenses                                      5,863           6,492
  Capital lease obligations - current                      51              54
  Current portion of long-term debt                     4,009          13,202
                                                 ------------    ------------

      Total current liabilities                        13,199          22,482

Capital lease obligations - non current                   523             578
Long-term debt                                          5,034              43
Other non current liabilities                           3,638           3,638
                                                 ------------    ------------

  Total liabilities                                    22,394          26,741
                                                 ------------    ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred Stock, Series A Non-voting
   Convertible, par value $0.002 per share
     Authorized--5,000,000 shares
     Issued and outstanding--none                          --              --
  Common Stock, par value $0.001 per share
     Authorized--60,000,000 shares
     Issued and outstanding--4,012,197
     at December 31, 2003 and 2002                          4               4
  Additional paid-in-capital                          221,194         221,194
  Notes receivable - related parties                  (11,972)        (11,972)
  Accumulated deficit                                (157,255)       (156,982)
  Accumulated other comprehensive income                  (60)           (286)
                                                 ------------    ------------

      Total stockholders' equity                       51,911          51,958
                                                 ------------    ------------

  Total liabilities and stockholders' equity     $     74,305    $     78,699
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Amounts in Thousands, Except Per Share Data)


                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                     2003            2002            2001
                                                 ------------    ------------    ------------
Net sales                                        $     98,661    $     98,828    $    105,398

Costs and expenses:
  Cost of sales                                        84,215          82,099          87,437
  Selling, general and administrative                  10,219          10,125          11,874
  Depreciation and amortization                         4,107           4,235           4,579
                                                 ------------    ------------    ------------
                                                       98,541          96,459         103,890
                                                 ------------    ------------    ------------

Gain (loss) on sales of property and buildings          1,041            (270)            (86)
                                                 ------------    ------------    ------------

Operating income                                        1,161           2,099           1,422

Other income (expense):
  Interest income                                          31              22           1,272
  Interest expense                                     (1,573)         (1,550)         (1,844)
  Other income (expense)                                  (66)            182             167
                                                 ------------    ------------    ------------

(Loss) income before income taxes                        (447)            753           1,017

Benefit (provision) for income taxes                      174          (1,149)         (7,507)
                                                 ------------    ------------    ------------

Net loss before cumulative effect of
 accounting change                                       (273)           (396)         (6,490)

Cumulative effect of accounting change
 for SFAS No. 142                                          --          (3,172)             --
                                                 ------------    ------------    ------------

Net loss                                                 (273)         (3,568)         (6,490)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                 226             124            (102)
  Adjustment for cash flow hedge                           --              95             (95)
                                                 ------------    ------------    ------------

Comprehensive loss                               $        (47)   $     (3,349)   $     (6,687)
                                                 ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Amounts in Thousands, Except Per Share Data)


                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                     2003            2002            2001
                                                 ------------    ------------    ------------
Basic and diluted net income (loss) per
 common share:
 Before accounting change                        $       (.07)   $       (.10)   $      (1.61)
 Cumulative effect of accounting change                    --            (.79)             --
                                                 ------------    ------------    ------------
                                                 $       (.07)   $       (.89)   $      (1.61)
                                                 ============    ============    ============

Weighted average number of common
 and common equivalent shares:
  Basic                                                 4,012           4,027           4,043
                                                 ============    ============    ============
  Diluted (Note 12)                                     4,012           4,027           4,043
                                                 ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                         Accumulated
                                           Common Stock         Additional     Related        Accum-        Other
                                     ------------------------    Paid-In-       Party         ulated    Comprehensive
                                       Shares        Dollars      Capital       Notes         Deficit    Income (Loss)
                                     ----------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 2000          4,134,375    $        4   $  222,407    $       --    $ (146,924)   $     (308)

Foreign currency translation
 adjustment, net of tax                      --            --           --            --            --          (102)
Adjustment to recognize fair value
 of cash flow hedge, net of tax              --            --           --            --            --           (95)
Purchase and retirement of
 Common Stock                          (108,712)           --       (1,183)           --            --            --
Exercise of Common Stock options
 to purchase Common Stock                 2,487            --           22            --            --            --
Reclassification of related party
 notes receivable                            --            --           --       (11,478)           --            --
Increase in related party notes
 receivable                                  --            --           --          (494)           --            --
Adjustment for fractional shares           (153)           --           --            --            --            --
Net loss                                     --            --           --            --        (6,490)           --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001          4,027,997             4      221,246       (11,972)     (153,414)         (505)

Foreign currency translation
 adjustment, net of tax                      --            --           --            --            --           124
Adjustment to recognize fair value
 of cash flow hedge, net of tax              --            --           --            --            --            95
Purchase and retirement of
 Common Stock                           (15,800)           --          (52)           --            --            --
Net loss                                     --            --           --            --        (3,568)           --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2002          4,012,197    $        4   $  221,194    $  (11,972)   $ (156,982)   $     (286)

Foreign currency translation
 adjustment, net of tax                      --            --           --            --            --           226
Net loss                                     --            --           --            --          (273)           --
                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2003          4,012,197    $        4   $  221,194    $  (11,972)   $ (157,255)   $      (60)
                                     ==========    ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                             2003            2002            2001
                                                         ------------    ------------    ------------
Cash flows provided by operating activities:
Net loss                                                 $       (273)   $     (3,568)   $     (6,490)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                                4,107           4,235           4,579
   Amortization of deferred debt costs                            295             292             297
   (Gain) loss on sales of property  and buildings             (1,041)            270              86
   Cumulative effect of accounting change                          --           3,172              --

(Increase) decrease in assets:
   Accounts receivable                                          1,369           1,417          (1,272)
   Inventories                                                  1,771             118          (1,790)
   Prepaid expenses and other current assets                      (14)           (392)           (121)
   Income tax receivable                                          249           1,378          (1,630)
   Deferred tax asset                                          (1,785)           (884)          5,440
   Deferred charge                                              1,002           1,839           2,504
   Other                                                           15             250            (227)
Increase (decrease) in liabilities:
   Accounts payable                                               542             149            (876)
   Accrued expenses                                              (629)             93            (414)
   Other current and non current liabilities                       --              --             (62)
                                                         ------------    ------------    ------------
   Net cash provided by operating activities                    5,608           8,369              24
                                                         ------------    ------------    ------------

Cash flows used in investing activities:
   Purchase of property, buildings and equipment               (3,665)         (3,634)         (4,500)
   Proceeds from sale of property, building
    and equipment                                               2,384           1,452             175
   Collection of notes receivable                                  --              70              --
   Net repayments from (loans to) related party                    --              --            (494)
                                                         ------------    ------------    ------------
   Net cash used in investing activities                       (1,281)         (2,112)         (4,819)
                                                         ------------    ------------    ------------

Cash flows (used in) provided by financing activities:
   Net (payments) borrowings on line of credit                 (1,876)         (5,873)          7,361
   Payments of long-term debt                                  (2,326)           (239)           (244)
   Payment of deferred fees                                      (111)            (26)           (449)
   (Decrease) increase in capital lease obligations               (58)           (484)            103
   Purchase of Common Stock                                        --             (52)         (1,183)
   Proceeds from exercise of Common Stock
    options                                                        --              --              22
                                                         ------------    ------------    ------------
   Net cash (used in) provided by financing activities         (4,371)         (6,674)          5,610
                                                         ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)

                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                             2003            2002            2001
                                                         ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                  (44)           (417)            815

Cash and cash equivalents, beginning of period                    777           1,194             379
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of period                 $        733    $        777    $      1,194
                                                         ============    ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
   Interest                                              $      1,292    $      1,333    $      1,502
   Taxes                                                          477             561           2,151


Non Cash Investing Activities:

During 2001, the Company converted approximately $494,000 of interest due from related parties to a note receivable.



The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

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

On December 30, 2000, ELXSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), all of the restaurants and substantially all of the related operations, assets and liabilities. Immediately thereafter, these Restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI. In January 2004, the Company implemented a corporate restructuring of its subsidiaries as a result of which: (1) ELXSI (New Hampshire), Inc., a Delaware corporation ("ELXSI NH"), became a wholly-owned direct subsidiary of ELXSI; (2) Bickford's Restaurants, LLC ("Bickford's LLC"), a Delaware limited liability company, became 99% owned by ELXSI NH and 1% owned by ELXSI; and (3) BHC became a direct wholly-owned subsidiary of Bickford's LLC. BFRI remained a wholly-owned direct subsidiary of BHC.

During 2003, three Bickford's Restaurants were closed; one in Marlboro, MA was sold and others in Stoughton, MA and Haverhill, MA terminated their leases. In addition, one new restaurant opened in Brighton, MA under a Tavern concept and three existing restaurants (Kingston and Framingham, MA and Mystic, CT) were also converted to this Tavern concept. The Tavern concepts serve the Bickford's breakfasts with more upscale quality menu selections for lunch and dinner. In addition, during fiscal 2003 the Bickford's corporate office building in Boston, MA was sold and was leased back by the Company for a period of three years. As of December 31, 2003, the Company had 61 restaurants owned and operated by BFRI (hereinafter referred to as the "Restaurants", "Restaurant Operations").

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

Allowance for Doubtful Accounts. The Company evaluates the collectibility of accounts receivable based on numerous factors including past transaction history with the customers and their creditworthiness. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This estimate is adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or periodically as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in a higher than expected uncollectible accounts, and therefore, the need to revise the estimate for bad debts. Generally, the Company has experienced relatively low bad debt expense partially because customers depend on the Company to provide parts and labor to repair and service equipment, which gives them a strong incentive to pay past due balances. During 2002, the Company increased the allowance for doubtful accounts as a result of a bankruptcy filing by a contractor-customer of Cues. As of December 31, 2003 and 2002, the allowance for doubtful accounts totaled $217,000 and $374,000, respectively.

Inventories. Inventories are stated at the lower of cost or market determined by the first-in, first-out method. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market. This evaluation includes the analysis of regular cycle counts, a review for obsolete inventory and an analysis of potential slow moving and excess inventory items. Events which could effect the amount of reserves for obsolete or slow moving inventory include a decrease in demand for the Company's products due to economic conditions, innovations or technology introduced by Cues or a competitor, price decreases by competitors on specific products or systems, or the discontinuance by a vendor of a component part required in production requiring a re-design of a Cues product. At December 31, 2003 and 2002, the reserve for obsolete and slow moving inventory was $1,998,000 and $1,893,000, respectively.

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

Depreciation expense for 2003, 2002 and 2001 was $4,079,000, $4,206,000 and
$4,340,000, respectively.

Normal repairs and maintenance are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The property, building and equipment accounts are relieved of the cost of the items being replaced and the accumulated depreciation of disposed assets is eliminated, with any resulting gain or loss on disposal being recorded in the accompanying consolidated statements of operations.

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

Goodwill and Trademarks. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The adoption of FAS 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and trademarks to current carrying value. Upon adoption, the Company recorded a loss as a cumulative effect of an accounting change of approximately $3,172,000 related to goodwill in the Cues division. Prior periods have not been restated for the adoption of FAS 142. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company will perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Goodwill and other intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of FAS 142 are Restaurants and Equipment. Impairment assessments are performed using a variety a methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors (see Note 4). Trademarks are being amortized over their useful lives of 35 years. The Company reviews such trademarks for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.


Deferred Debt Costs. Deferred debt costs are amortized over the term of the loan and charged to interest expense using the effective interest method. As of December 31, 2003 and 2002, $0 and $295,000, respectively, remained to be amortized over future periods. Amortization expense in 2003, 2002 and 2001 was $295,000, $292,000 and $297,000, respectively.

Related Party Notes Receivable. The Company is owed substantial amounts under related party promissory notes receivable as discussed in Note 7 to the consolidated financial statements. These notes receivable have been reflected in the equity section of the balance sheet as a contra-equity account at December 31, 2003 and 2002. Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and principal stockholder, and certain companies he controls guaranteed payment of the notes receivable. In addition, Mr. Milley and these companies have pledged assets, including Company Common Stock along with other assets, under a pledge and security agreement. A permanent decline in the value of the Company's Common Stock or other assets pledged as collateral or a default in the payment of the principal and interest by these related parties would have a negative effect on the Company's operating results and potentially its ability to repay outstanding debt.

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

The Company's net deferred tax assets include substantial amounts of net operating loss and credit carryforwards, totaling $14,409,000 and $12,634,000 at December 31, 2003 and 2002, respectively. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, which is based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.

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

Warranty. The Company's warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company believes that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Warranty activity for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                          2003           2002           2001
                                       ----------     ----------     ----------
Beginning accrued warranty expense     $  302,000     $  282,000     $  310,000
Less: reductions for payments, net       (280,000)      (124,000)      (374,000)
Plus: additions to accrual                205,000        144,000        346,000
                                       ----------     ----------     ----------
Ending accrued warranty expense        $  227,000     $  302,000     $  282,000
                                       ==========     ==========     ==========

Advertising. Advertising consists primarily of print and television advertisements for the restaurants. All costs are expensed as incurred and totaled $1,110,000, $1,022,000 and $1,038,000 in 2003, 2002 and 2001,
respectively.

Accounting for Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting. As allowed by FAS 123, we have elected to account for our stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the grant date, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock at the date of grant.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date, as prescribed by FAS 123, the Company's net income and earnings per share would have been as follows:

                                      2003            2002            2001
                                  ------------    ------------    ------------
Net loss - as reported            $   (273,000)   $ (3,568,000)   $ (6,490,000)
Net loss - pro forma                  (272,000)     (3,590,000)     (6,578,000)

Basic EPS - as reported           $       (.07)   $       (.89)   $      (1.61)
Basic EPS - pro forma                     (.07)           (.89)          (1.63)

Diluted EPS - as reported         $       (.07)   $       (.89)   $      (1.61)
Diluted EPS - pro forma                   (.07)           (.89)          (1.63)


Reclassifications. The Company has recorded certain reclassifications in prior years to be consistent with the current year's presentation. These reclassifications have no effect on reported net loss, comprehensive loss or stockholders' equity.

Earnings Per Share. The Company presents "basic" earnings per share, which is net income (loss) divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's Common Stock equivalents consist of employee and director stock options and warrants to purchase Common Stock.

Options and warrants to purchase 737,500 and 269,262 shares, respectively of Common Stock at average exercise prices of approximately $7.35 and $5.95 per share, respectively, were not included in the computation of diluted earning per share for 2003, 2002 and 2001 because the effect of their exercise would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) For special purpose entities (SPE's) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.


(iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.


The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

Note 3.  Composition of Certain Financial Statement Components

                                                          December 31,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
Assets:
 Inventories:
   Raw materials and finished goods              $  8,459,000    $  9,479,000
   Work in process                                  4,386,000       5,137,000
                                                 ------------    ------------
                                                 $ 12,845,000    $ 14,616,000
                                                 ============    ============
 Property, buildings and equipment:
   Land                                          $  8,232,000    $  8,777,000
   Buildings and improvements                      22,104,000      21,328,000
   Buildings held pursuant to capital leases        1,234,000       1,234,000
   Equipment, furniture and fixtures               27,624,000      27,508,000
                                                 ------------    ------------
                                                   59,194,000      58,847,000
   Accumulated depreciation                       (28,657,000)    (26,553,000)
                                                 ------------    ------------
                                                 $ 30,537,000    $ 32,294,000
                                                 ============    ============
Liabilities:
 Accrued expenses:
   Salaries, benefits and vacation               $  1,755,000    $  2,309,000
   Common Stock reverse split payable                 447,000         560,000
   Insurance                                          773,000         587,000
   Utilities                                          402,000         388,000
   State and federal income taxes                     535,000         324,000
   Other taxes                                        137,000         279,000
   Warranty                                           227,000         302,000
   Professional fees                                  164,000         156,000
   Rents                                              160,000         190,000
   Interest and bank fees                             103,000         117,000
   Other accruals                                   1,160,000       1,280,000
                                                 ------------    ------------
                                                 $  5,863,000    $  6,492,000
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

The adoption of FAS 142 required the Company to perform an initial assessment of all goodwill and indefinite lived intangible assets for each business segment as of January 1, 2002. The Company compared the fair value of trademarks and goodwill to their carrying values. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were consistent with our internal planning. Valuations were completed for the intangible assets of the Company. As a result of a decline in 2002 of operating profits of the Cues segment, goodwill was estimated to be impaired because the carrying value of the net assets exceeded their estimated fair value. As a result, the Company recorded a loss for the cumulative effect of a change in accounting principle related to the goodwill impairment in the amount of $3,172,000 during 2002. The Restaurant segment had no impairment in connection with its goodwill of $1,559,000 as of December 31, 2003 and 2002. Future impairment tests will be performed on the Restaurant Operations' goodwill and the Company's earnings may be subject to volatility if goodwill impairment occurs in the future.

The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization at December 31:

                                                     2003           2002
                                                 ------------   ------------
Amortized intangible assets (trademarks)
 Gross carrying amount                           $  1,030,000   $  1,030,000
 Accumulated amortization                            (833,000)      (804,000)
                                                 ------------   ------------
                                                      197,000        226,000
 Unamortized intangible assets:
   Goodwill                                         1,559,000      1,559,000
                                                 ------------   ------------
       Total goodwill and intangible assets      $  1,756,000   $  1,785,000
                                                 ============   ============

Amortization expense totaled $28,000, $29,000 and $29,000 during 2003, 2002 and 2001, respectively. The estimated amortization expense for each of the next five years is $29,000 per year.

The following table summarizes and reconciles Net Income (Loss) Before Cumulative Effect of Accounting Change for the three years ended December 31, 2003, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill that is no longer being amortized:

                                                 2003            2002            2001
                                             ------------    ------------    ------------
Reported net loss before cumulative effect
  of accounting change                       $   (273,000)   $   (396,000)   $ (6,490,000)
Add back after-tax amounts:
  Goodwill amortization                                --              --         210,000
                                             ------------    ------------    ------------
Adjusted net loss before cumulative effect
  of accounting change                       $   (273,000)   $   (396,000)   $ (6,280,000)
                                             ============    ============    ============


                                                 2003            2002            2001
                                             ------------    ------------    ------------
Basic and diluted net loss per share before
  cumulative effect of accounting change:
   Reported net loss                         $       (.07)   $       (.89)   $      (1.61)
   Goodwill amortization                               --              --             .06
                                             ------------    ------------    ------------
Adjusted basic and diluted net loss per
  share before accounting change             $       (.07)   $       (.89)   $      (1.55)
                                             ============    ============    ============

Note 5.  Closing of Russian Operations

During 2001, Cues opened an office in Moscow, Russia to market and demonstrate its equipment. In connection with this effort, the Company recorded selling, general and administrative expenses of approximately $665,000 for the year ended December 31, 2001. In December 2001, the Company decided to close its Russian operation and recorded approximately $870,000 in closing-related charges. Of these charges, approximately $514,000 has been recorded in cost of sales and is attributable to the reduction in inventory carrying value to estimated market values. The remaining $356,000 has been recorded in selling, general and administrative expenses and relate to severance and other closing related costs. Of the $514,000 inventory charge, approximately $316,000 relates to inventory originally purchased from a related party in which the Company holds an equity investment.

Note 6.  Income Taxes

Pre-tax (loss) income for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                 2003            2002            2001
                                             ------------    ------------    ------------

Domestic                                     $   (544,000)   $    817,000    $  1,125,000
Foreign                                            97,000         (64,000)       (108,000)
                                             ------------    ------------    ------------
  Total                                      $   (447,000)   $    753,000    $  1,017,000
                                             ============    ============    ============

The components of income tax (expense) benefit related to earnings for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                 2003            2002            2001
                                             ------------    ------------    ------------
Current:
  Federal                                    $   (122,000)   $     54,000    $     22,000
  State and local                                (473,000)       (311,000)        471,000
  Foreign                                         (14,000)          4,000           4,000
                                             ------------    ------------    ------------
                                                 (609,000)       (253,000)        497,000
                                             ------------    ------------    ------------
Deferred:
  Federal                                         597,000      (1,026,000)     (5,887,000)
  State and local                                 186,000         130,000      (2,117,000)
                                             ------------    ------------    ------------
                                                  783,000        (896,000)     (8,004,000)
                                             ------------    ------------    ------------

Total                                        $    174,000    $ (1,149,000)   $ (7,507,000)
                                             ============    ============    ============

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Significant components of the deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002:

                                             2003            2002
                                         ------------    ------------
Fixed asset and other                    $ (1,308,000)   $   (621,000)
                                         ------------    ------------
  Gross deferred tax liabilities           (1,308,000)       (621,000)
                                         ------------    ------------

Accrued expenses and other                  3,587,000       2,890,000
Loss carryforwards                         15,953,000      16,825,000
Credit carryforwards                        4,559,000       4,107,000
                                         ------------    ------------
  Gross deferred tax assets                24,099,000      23,822,000
                                         ------------    ------------

Deferred tax asset valuation allowance     (6,103,000)     (8,298,000)
                                         ------------    ------------
  Net deferred taxes                     $ 16,688,000    $ 14,903,000
                                         ============    ============

At December 31, 2003 and 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $43 million and $47 million, respectively. The decrease in the net operating loss carryforwards primarily resulted from the utilization and expirations of net operating loss carryforwards. As of December 31, 2003, the Company had tax credit carryforwards of approximately $4,559,000. Included in the tax credit carryforwards are alternative minimum tax credit carryforwards of approximately $1,760,000, which have an unlimited carryforward period. These net operating loss and tax credit carryforwards expire as follows:

                                             Net
                                        Operating Loss    Tax Credit
                                         Carryforwards   Carryforwards
                                         ------------    ------------
             2004                          18,941,000              --
             2005                             260,000              --
             2006                                  --              --
             2007                                  --              --
             2008                             167,000              --
             2009 through 2018             23,717,000       4,559,000
                                         ------------    ------------
                                         $ 43,085,000    $  4,559,000
                                         ============    ============

The Company continually reviews the adequacy of its carryforward valuation allowances and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In December 2000, ELXSI transferred the Restaurant's assets, liabilities and operations, in a taxable transaction, to a newly formed, wholly owned subsidiary. This transfer was effected in order to put in place a more efficient corporate structure. Because the newly formed subsidiary has an ultimate ownership structure identical to that of the Restaurant Operations prior to the transfer and the transfer occurred between entities under common control, there is no impact on the consolidated financial statements other than the tax-related impacts discussed herein.

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

During 2003, the Company's gross deferred tax assets decreased by approximately $410,000 and the Company decreased the associated valuation allowance by approximately by $2,195,000 as a result of the expiration of net operating loss carryforwards. In addition, $1,002,000 of the deferred charge was amortized to deferred tax expense. As a result of establishing the taxable basis of the Restaurants' assets transferred during 2000, the remaining "Corporate" deferred charge was $7,072,000 at December 31, 2003.

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

A reconciliation of the statutory federal tax rate and the Company's effective income tax rates for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                    2003           2002           2001
                                                 ----------     ----------     ----------
Federal income tax rate                               (34.0)%         34.0%          34.0%
State income taxes, net of federal benefit             44.3           15.9           21.5
Permanent differences                                 (46.2)         (27.8)            --
Changes in valuation allowance for deferred
  tax assets                                             --           48.5          663.2
Other                                                  (3.0)          81.9           19.4
                                                 ----------     ----------     ----------
  Effective income tax rate                           (38.9)%        152.5%         738.1%
                                                 ==========     ==========     ==========

Note 7.  Related Party Transactions

Revisions to Notes Receivable with Related Parties

As of December 31, 2001, the Company restructured the promissory notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and principal stockholder, and certain other entities that he controls, personally guaranteed the Cadmus and ELX notes. Under the new, restructured notes, 821,705 of issued and outstanding shares of Common
Stock of the Company, held by these companies under Mr. Milley's control serve as the primary collateral. The collateral also includes shares of another publicly traded company and other assets held by Mr. Milley and these related companies, which support the guarantees of these notes. All interest and principal payable under these notes is due on the maturity date at rates previously in existence, as described below. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable of $11,972,000 at December 31, 2003 and 2002 has been reflected in the equity section of the balance sheet as a contra-equity.

Transactions with ELX Limited Partnership. On December 8, 1994, the Company loaned ELX, of which Mr. Milley is the sole general partner and other officers of the Company are limited partners, approximately $1,156,000 under an unsecured note. ELX used the proceeds to exercise its option to purchase 369,800 shares of the Company's Common Stock held by The Airlie Group L.P. ("Airlie") under an option granted to ELX at $3.125 per share on September 25, 1989. On December 8, 1997, the due date of the note was extended for an additional three years. Interest from December 8, 1994 to December 8, 1997 was paid in December 1997. On December 8, 2000, the note principal and the accrued interest from December 8, 1997 to December 8, 2000, in the amount of $316,000, were consolidated and the due date was further extended to December 8, 2003. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2003). At December 31, 2001, the then outstanding current principal balance of $1,472,000 and accrued interest of $134,000 were consolidated and the note was extended until April 1, 2005. During 2001, the Company recorded interest income of $125,000, in respect of this note. During 2003 and 2002, the Company did not record $132,000 and $121,000, respectively of interest accrued during those periods.

On December 30, 1996, the Company loaned ELX approximately $909,000 under an unsecured note. The proceeds of this note were used by ELX to exercise an option to purchase 110,200 shares of the Company's Common Stock held by Bank America Capital Corporation ("BACC") and to purchase the remaining 110,200 shares of the Company's Common Stock held by BACC for $5.125 per share. On December 30, 1999, the due date of the note, the note principal and the accrued interest from December 30, 1996 to December 30, 1999, in the amount of $242,000, were consolidated and the due date was extended for an additional three years. Interest accrues at 1/2% above the Company's senior debt borrowing rate (8% at December 31, 2003). At December 31, 2001, the then current principal balance of $1,151,000 and accrued interest of $212,000 were consolidated and the note was extended until April 1, 2005. During 2001, the Company recorded interest income of $97,000, in respect of this note. During 2003 and 2002, the Company did not record the approximately $112,000 and $103,000, respectively of interest accrued during those periods.

Transactions with Cadmus Corporation. On June 30, 1997, ELXSI loaned $2,000,000 to Cadmus under a two-year note. Mr. Milley is the controlling shareholder of Cadmus, and certain other officers, directors and/or shareholders of Cadmus are officers and/or directors of the Company. On June 30, 1999, the note was extended for an additional two years. On June 30, 2001 the note was further extended for an additional two years, to June 30, 2003. The note bears interest at 15%. ELXSI earned a 5%, or $100,000, closing fee, which was amortized to interest income utilizing the effective interest method over the original life of the loan. Cadmus reimbursed ELXSI for the costs incurred by ELXSI in making the loan. At December 31, 2001, this note was extended until April 1, 2005. During 2001, the Company recorded interest income of $300,000 in respect of this note. During each of 2003 and 2002, the Company did not record approximately $300,000 of interest accrued during those periods.

In addition, as of December 31, 2001 the Company had advanced Cadmus an additional total of approximately $6,732,000. During 2001 and 2000, the advances were partially collateralized by a portfolio of private and public company equities purchased with the proceeds of the advances. During 2000 Mr. Milley formalized this receivable in the form of a note, bearing interest at ELXSI's cost of funds plus 2% (9.5% at December 31, 2003), due in December 2001. This note receivable was reclassified from a short-term asset at December 31, 1999 to a long-term asset at December 31, 2000. At December 31, 2001 the then current principal balance of $6,732,000 and accrued interest of $271,000 were consolidated and the note was extended until April 1, 2005. During 2001, the Company recorded interest income of $671,000, in respect of this note. During 2003 and 2002, the Company did not record approximately $683,000 and $634,000, respectively of interest accrued during those periods.

ELXSI is party to a management agreement dated September 25, 1989 with Cadmus. Effective June 30, 1997, the management agreement was extended to at least June 30, 2005, and during 1998 the Board of Directors extended the agreement for an additional two years ending on June 30, 2007. Effective April 1, 1997, the management fee was increased from $500,000 to $600,000 annually, with a provision that the fee shall increase 5% on each anniversary date thereof. The management fee may be discontinued following a year in which the Company's operating income is less than $4,000,000, but will be reinstated following the first fiscal quarter in which the Company again attains quarterly operating income of at least $1,250,000. As a result of the Company's consolidated 2001 operating income falling below $4,000,000, the management fee was discontinued until such time as quarterly or annual earnings attain the level stated above. During 2003, 2002 and 2001, the Company was charged management fees of $0, $0 and $721,000, respectively. At December 31, 2003 and 2002, ELXSI did not owe any amount to Cadmus under such management agreement.

Transactions with Corporate Care Providers, Inc. In November 1994, Corporate Care Providers, Inc. ("CCP"), a Delaware corporation and wholly-owned subsidiary of Cadmus, was incorporated for the purpose of providing employee benefits, including health, dental, disability and life insurance, to Bickford's and Cues employees. The benefits are administered under a self-funded plan by UNICARE Life and Health Insurance Company of Massachusetts. During 2003, 2002 and 2001, the Company paid CCP $2,262,000, $2,495,000 and $3,388,000, respectively, for premiums and claims. Through payroll deductions, the employees reimburse portions of these costs.

Note 8.  Long-Term Debt

In June of 2003, Bank of America N.A. ("BofA") assigned to Wells Fargo Foothill, Inc. ("WFF"), its rights and obligations under the Amended and Restated Loan and Security Agreement ("BofA Agreement") dated April 22, 2002. Under the BofA Agreement, the Company was required to meet certain financial and other qualitative covenants. These financial covenants included minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), the maintenance of certain quarterly net worth amounts and restrictions on capital expenditures. During 2003 and at December 31, 2003, the Company was not in compliance with certain financial covenants, but received waivers from both BofA and WFF.

Subsequent to year end, on January 30, 2004, the Company and WFF entered into a new $15.0 million Amended and Restated Loan and Security Agreement ("WFF Agreement"). The WFF Agreement provided waivers of certain 2003 covenant violations under the BofA Agreement and includes restated financial covenants for 2004 and beyond. The WFF Agreement consists of a three-year $8.0 million line of credit, a three-year $4.5 million Term Loan A and a $2.5 million Term Loan B, which is due on December 31, 2004. The line of credit and Term Loan A bear interest at the Wells Fargo Bank, N.A, prime rate plus 3.5%. Term Loan A requires monthly principal payments of $125,000 beginning on March 1, 2004. Term Loan B bears interest at the prime rate plus 6%. In connection with the WFF Agreement, the Company will pay a closing fee of $150,000 in three equal installments of $50,000 on March 31, 2004, June 30, 2004 and September 30, 2004. The agreement also contains a $75,000 anniversary fee each year. In addition, the Company paid a $500,000 fee related to Term Loan B, which can be partially rebated upon full repayment of the principal in the following amounts; a) $450,000 if repaid by February 29, 2004, b) $400,000 if repaid by March 31, 2004, c) $300,000 if repaid by June 30,
2004 and d) $200,000 if repaid by September 30, 2004. Financial covenants consist of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for Bickford's and the Company, a maximum leverage ratio and capital expenditure limits. In addition, the Company's senior bank credit facility with WFF prohibits the Company from declaring or paying cash dividends. The maximum outstanding debt under the WFF Agreement is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of January 31, 2004, the borrowing base calculation resulted in a maximum debt of $15.0 million. The Company had $1.1 million available for borrowing under the WFF Agreement at January 31, 2004.

The following table summarizes the terms and balances of the Company's borrowings at December 31, 2003 and 2002.

                                                                          December 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------

Bank Line of Credit (BofA Agreement), as amended,
$15,000,000, interest due monthly at prime plus 3.5% (7.5%
at December 31, 2003). The line of credit does not require
minimum reductions in available credit. As of December 31,
2003, the Company had $2,279,000 available under this line
of credit. The line of credit is collateralized by assets of
ELXSI, BHC and BFRI, including real estate, and the
outstanding stock of ELXSI, BHC and BFRI. The agreement
provides for commitment fees of 0.25% on the unused portion
of the line of credit. In addition, the agreement restricts
the payment of cash dividends by ELXSI to an amount not
to exceed 50% of the excess cash flow (as defined)                $  8,986,000    $  9,349,000

Term loan with BofA, $0 available at December 31, 2003. This
loan was repaid during 2003                                                 --       1,513,000

Term loan with BofA, $0 available at December 31, 2003. This
loan was repaid during 2003                                                 --       1,638,000

5 year mortgage payable on land and building located in
Marlboro, Massachusetts with monthly installments of
approximately $3,000 plus interest at 8.01% per annum.
The balance of $356,000 was repaid during 2003                              --         356,000


                                                                          December 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------

5 year mortgage payable on land and building located in
Kingston, Massachusetts with monthly installments of
approximately $2,800 plus interest at 8.25% per annum.
The balance of $338,000 was repaid during 2003                              --         338,000

Mortgage payable at 8.25% on the land and building owned by
Cues B.V                                                                57,000          51,000
                                                                  ------------    ------------
                                                                     9,043,000      13,245,000
Less current portion                                                (4,009,000)    (13,202,000)
                                                                  ------------    ------------
Long-term debt                                                    $  5,034,000    $     43,000
                                                                  ============    ============


Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2008, and thereafter are as follows:

                         2004                                     $  4,009,000
                         2005                                        1,509,000
                         2006                                        3,495,000
                         2007                                            9,000
                         2008                                            9,000
                         Thereafter                                     12,000
                                                                  ------------
                                                                  $  9,043,000
                                                                  ============

Note 9. Derivative Instrument. Until April 2002, the Company used a derivative instrument to manage a portion of its exposure to variable interest rates on outstanding bank debt. This interest rate swap agreement provided for a fixed rate of interest of approximately 7.5% on $7 million of variable interest rate loans under ELXSI's bank line of credit through March 2002 and $4.0 million for the subsequent 12 months. This interest rate swap agreement was utilized to provide an exchange of interest payments computed on notional principal amounts to offset any undesirable changes in cash flows or fair values resulting from market rate changes on designated hedged bank borrowings. The credit risk of the interest rate swap agreement had been limited by the fact that ELXSI's counterparty thereunder is a major financial institution; BofA. During 2001, the Company recorded a net loss of $95,000, net of tax of $60,000, in "Other comprehensive income (expense)" related to this cash flow hedge. The Company terminated the interest rate Swap agreement in April 2002 in conjunction with the execution of the BofA Agreement, resulting in a termination payment of approximately $112,000. The impact of the termination has been included in the 2002 consolidated financial statements.

Note 10. Commitments and Contingencies

The Company conducts a substantial portion of its operations utilizing leased facilities. The Company leases land and/or buildings at 46 of its 61 Restaurants under lease agreements with terms expiring at various dates (including extension options) through 2036. The majority of the leases require that the Company pay all taxes, maintenance, insurance, and other occupancy expenses related to the leased premises. The rental payments for a majority of the Restaurant locations are based on a minimum annual rental plus a percentage of sales, as defined in the relevant lease agreements. Generally, the leases provide for renewal options, and in most cases management expects that in the normal course of business lease agreements will be renewed or replaced by other leases.

Additionally, the Company has several non-cancelable operating leases, primarily for certain office and transportation equipment that expire over the next three years and generally provide for purchases or renewal options.

The following is a schedule of future minimum lease commitments for each of the years in the five-year period ending December 31, 2008, and thereafter:

                                                       Capital       Operating
                                                       Leases         Leases
                                                     ------------   ------------
2004                                                 $     90,000   $  3,246,000
2004                                                       76,000      3,087,000
2006                                                       64,000      2,990,000
2007                                                       50,000      2,727,000
2008                                                       50,000      2,306,000
Thereafter                                                595,000      8,899,000
                                                     ------------   ------------
Total minimum lease payments                              925,000   $ 23,255,000
                                                                    ============
Less - Amount representing interest                      (351,000)
                                                     ------------
Present value of net minimum capital lease payments       574,000
Less - current portion                                    (51,000)
                                                     ------------
Capital lease obligation - non current               $    523,000
                                                     ============

Rent expense charged to operations amounted to $3,717,000, $3,686,000 and $3,801,000 during 2003, 2002, and 2001, respectively.

Cues has arrangements with truck dealers to deliver truck bodies that are used in the manufacturing of certain of its products. Under these arrangements, Cues reimburses the dealers' floor-plan financing costs for those vehicles held by the dealers until delivery to Cues. The amount of this reimbursement for 2003, 2002 and 2001 was $18,000, $28,000 and $42,000, respectively. At December 31,
2003 and 2002, truck bodies held by the dealers under these arrangements were valued at $492,000 and $504,000, respectively.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 11. Thrift and Profit Sharing Plan

In 1986, Cues established a contributory trustee administered thrift and profit sharing plan covering all of its employees who have completed one year of eligible service. The plan's enrollment dates are January 1, April 1, July 1, and October 1 of each year. Participants can make deferred cash contributions, not to exceed 16% of their annual compensation, which are supplemented by employer matching contributions in the amount of 50% of the participant's contribution up to a maximum employer contribution of 3%. Participants partially vest in the employer's contributions after the second year of service and are fully vested after the sixth year of service. Thrift and profit sharing expense for 2003, 2002 and 2001 was $111,000, $123,000 and $121,000, respectively.

During 1995, the Restaurants established a non-contributory trustee administered thrift and profit sharing plan covering all of its employees who are over the age of 21 and have completed one year of eligible service and work at least 1,000 hours per year.

Note 12. Stockholders' Equity

Common Stock. Effective June 28, 1999, the Company completed a 1-for-100 reverse stock split voted on and approved by the Company's stockholders during its annual meeting on May 27, 1999. As a result, those stockholders who held less than 100 shares immediately prior to the reverse split were effectively cashed-out at the average trading price of the Company's Common Stock during the immediately preceding 20 trading days; all other stockholders were then restored to their prior positions as a result of a 100-for-1 "forward" stock split that became effective immediately after the reverse split. The reverse stock split resulted in the retirement of approximately 157,000 shares at $10.83 per share, or a total expense of approximately $1,704,000. As of December 31, 2003 and 2002, approximately $447,000 and $560,000, respectively, which is reflected in accrued expenses on the accompanying balance sheet, remained to be paid to stockholders in connection with the reverse stock split.

Common Stock Options. At December 31, 2003 and 2002, the Company had a total of 1,007,460 shares of common stock reserved for issuance under its stock option plans. Options under the Company's plans are granted at exercise prices determined by the Board of Directors, at generally not less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and become exercisable six months after the date of the grant (assuming they are vested) and expire ten years after the date of the grant.

During 2003, stockholders approved the ELXSI Corporation 2003 Incentive Stock Option Plan (the "2003 Plan"), under which up to 100,000 shares may be issued. No options have been granted under the 2003 Plan as of December 31, 2003.

During 2002, stockholders approved the ELXSI Corporation 2002 Incentive Stock Option Plan (the "2002 Plan"), under which up to 100,000 shares may be issued. No options have been granted under the 2002 Plan as of December 31, 2003.

During 2001, stockholders approved the ELXSI Corporation 2001 Incentive Stock Option Plan (the "2001 Plan"), under which up to 35,000 shares may be issued. Options for 17,500 shares have been granted under the 2001 Plan as of December 31, 2003.

                                                                  Weighted-
                                                    Number         Average
                                                  of Shares     Exercise Price
                                                 ------------    ------------
Granted during 2001                                        --    $         --
Exercised during 2001                                  (2,487)           8.91
Canceled during 2001                                   (2,213)           9.29
                                                 ------------
Outstanding at December 31, 2001                      926,782            7.07

Exercisable at December 31, 2001                      866,770
Available for grant at December 31, 2001               80,678

                                                                  Weighted-
                                                    Number         Average
                                                  of Shares     Exercise Price
                                                 ------------    ------------
Granted during 2002                                    17,500    $       3.61
Exercised during 2002                                      --              --
Canceled during 2002                                  (90,000)           5.00
                                                 ------------
Outstanding at December 31, 2002                      854,282            7.20

Exercisable at December 31, 2002                      824,059
Available for grant at December 31, 2002              153,178

Granted during 2003                                        --              --
Exercised during 2003                                      --              --
Canceled during 2003                                 (116,782)   $       6.25
                                                 ------------
Outstanding at December 31, 2003                      737,500            7.35

Exercisable at December 31, 2003                      731,008
Available for grant at December 31, 2003              281,930


The following table summarizes the stock options outstanding and exercisable at December 31, 2003:

                                           Outstanding                                    Exercisable
                          -----------------------------------------------        -------------------------------
                                            Weighted-
                                             Average          Weighted-                               Weighted-
                                            Remaining          Average                                 Average
   Range of                Number of       Contractual        Exercise            Number of           Exercise
Exercise Prices             Options            Life             Price              Options              Price
---------------           ------------    -------------      ------------        ------------       ------------
$3.61 - $3.69                   17,500              8.8      $       3.63              13,750       $       3.63
$5.00 - $6.50                  419,560              2.0              5.96             419,560               5.96
$8.13 - $9.00                  124,925              4.3              8.57             124,925               8.57
$9.75 - $10.19                 152,050              5.3             10.02             152,050              10.02
   $11.06                       23,465              6.5             11.06              20,723              11.06

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

                                                                   Weighted-      Weighted-
                                                                    Average        Average
                                                    Number         Exercise         Fair
                                                  of Options        Prices          Values
                                                 ------------    ------------    ------------
Fiscal 2002:
Exercise price = market price at date of grant         17,500    $       3.61    $       1.26

Fiscal 2000:
Exercise price = market price at date of grant         26,000    $      11.06    $       3.87

Warrants. At December 31, 2003 and 2002, the Company had a total of 269,262 shares of Common Stock reserved for issuance pursuant to warrants as follows:

In September 1989, the Company issued warrants to acquire an aggregate of 1,204,000 shares of the Company's Common Stock. On December 8, 1994, the Company repurchased 761,638 of these warrants for $1,635,000, or $2.125 per warrant. On December 30, 1996, the Company repurchased all of these warrants that were exercisable for convertible preferred stock (convertible into 241,862 shares of Common Stock) from BACC for $478,000, or $1.975 per underlying common share. Of the remaining, 200,500 Series A warrants to purchase shares of the Company's Common Stock, warrants to acquire 50,000 shares are held by Eliot Kirkland L.L.C. ("Eliot"), of which Alexander M. Milley, is the sole manager and significant equity holder, and warrants to acquire 150,500 shares of the Company's Common Stock are held by the Alexander M. Milley Irrevocable Trust, a trust for the benefit of members of Mr. Milley's immediate family of which Mr. Milley's wife is a trustee. These 200,500 Series A warrants, which were outstanding and unexercised at December 31, 2003 originally had an exercise price of $3.125 and expiration date of September 25, 1996. During 1996, these warrants' expiration date was extended until September 30, 1998 and the exercise price was increased to $3.75 per share. During 1998 their expiration date was further extended until September 30, 2000 and their exercise price was further increased to $4.50 per share. During 2000 their expiration date was further extended until September 30, 2002 and their exercise price was further increased to $5.40 per share. During 2002 their expiration date was further extended until September 30, 2004 and their exercise price was further increased to $6.48 per share. The estimated fair value of the modified Series A warrants at September 30, 2000 and September 30, 1998 was $6.73 and $5.39 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

In connection with its 1992 acquisition of Cues, the Company issued Series C warrants to purchase 68,762 shares of the Company's Common Stock. These warrants, currently held by Eliot, remained unexercised at December 31, 2003 and originally had an exercise price of $4.36 and an expiration date of January 31, 1997. During 1997, the warrants' expiration date was extended until January 31, 1999 and the exercise price was increased to $5.23 per share. During 1998, their expiration date was further extended until January 31, 2001 and their exercise price was further increased to $6.278 per share. During 2000, their expiration date was further extended until January 31, 2003 and their exercise price was further increased to $7.534 per share. During 2002, their expiration date was further extended until January 30, 2005 and their exercise price was further increased to $9.041 per share. The estimated fair value of the modified Series C warrants at January 31, 2001 and December 17, 1998 was $4.85 and $4.55 per share, respectively, using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above.

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

On July 2, 2001, the Group exercised in full their rights to receive payment under this plan. In November 2001, management and the Group reached an agreement that provides for the Group to receive $3,638,000 in the aggregate in principal payments. A deferred payment schedule was negotiated to provide for approximately three-quarters of the balance due to be paid by October 2002. The remaining principal balance was to be paid on October 1, 2003. As a result of a decrease in earnings and lack of borrowing availability, the Company did not make any principal payments during 2002 under the deferred payment schedule. Unpaid principal bears interest at 7% per annum.

In June 2003, the Company reached a definitive agreement with one of the phantom stock option holders, who had sued the Company for non-payment. This holder is owed approximately $785,000. Under this agreement: (1) all parties are allowing the lawsuit filed by the option holder to proceed in ordinary fashion, with good faith adherence to the rules of the Court, but deferring any final adjudication until March 1, 2007 or such earlier date as required by the Court; (2) ELXSI and BFRI, the defendants in the lawsuit, are not required to repay any portion of the outstanding debt owed to the option holder until March 1, 2007; (3) until March 1, 2007 ELXSI and BFRI are required to make quarterly payments of additional compensation to the option holder equal to an annual rate of 7% on the outstanding debt owed to the option holder; and (4) the option holder has secured an attachment on the real property located in Kingston, MA owned by BFRI in the amount of approximately $785,000. In addition, in March 2003, the Company reached agreements with the other three phantom stock option holders under which they will receive monthly principal payments over four years totaling approximately $2,853,000. The Company's obligation to make these payments begins upon payment in full of the debt under the WFF Agreement and is subject to the Board's discretion - which will be based on the ability of the Company to pay. In addition, in January 2004, subsequent to year end, the three phantom stock option holders reaffirmed their subordination agreements to WFF and agreed to delaying receipt of principal payments until full payment is made to WFF under the WFF Agreement.

During 2003, 2002 and 2001, the Company recorded no compensation expense related to the phantom stock option plan. As of December 31, 2003 and 2002, $3,638,000 was recorded in "Other non-current liabilities". At December 31, 2001, $2,728,000 and $910,000 was recorded in "Other current liabilities" and "Other non-current liabilities", respectively. During 2003, 2002 and 2001, the Company recorded interest expense related to the plan of $256,000, $258,000 and $66,000, respectively.

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

Note 13. Segment Reporting

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business requires different employee skills, technology and marketing strategies. The restaurant operations segment includes 61 Restaurants located in the New England states operating under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

Accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies" above. The Company evaluates the performance of each segment based upon profit or loss from operations "before" income taxes, non-recurring gains and losses and foreign exchange gains and losses.

Summarized financial information by business segment for the years ended December 31, 2003, 2002 and 2001 is summarized in the following table. The "Other" lines include "Corporate" related items; results of insignificant operations; and, as they relate to profit and losses, income and expense not allocated to reportable segments:


                                               2003             2002             2001
                                           -------------    -------------    -------------
Revenues From External Customers:
  Restaurants                              $  66,370,000    $  68,928,000    $  73,159,000
  Equipment                                   32,291,000       29,900,000       32,239,000
                                           -------------    -------------    -------------
                                           $  98,661,000    $  98,828,000    $ 105,398,000

Depreciation and Amortization:
  Restaurants                              $   3,672,000    $   3,723,000    $   3,920,000
  Equipment                                      435,000          512,000          659,000
                                           -------------    -------------    -------------
                                           $   4,107,000    $   4,235,000    $   4,579,000
                                           =============    =============    =============
Segment Operating Profit (Loss):
  Restaurants                              $    (119,000)   $   2,167,000    $   2,836,000
  Equipment                                    2,488,000          880,000          (95,000)
  Other                                       (1,208,000)        (948,000)      (1,319,000)
                                           -------------    -------------    -------------
                                           $   1,161,000    $   2,099,000    $   1,422,000
                                           =============    =============    =============
Interest Income:
  Restaurants                              $          --    $          --    $          --
  Equipment                                        1,000           12,000           71,000
  Other                                           30,000           10,000        1,201,000
                                           -------------    -------------    -------------
                                           $      31,000    $      22,000    $   1,272,000
                                           =============    =============    =============
Interest Expense:
  Restaurants                              $      68,000    $     139,000    $     177,000
  Equipment                                       90,000           79,000          121,000
  Other                                        1,415,000        1,332,000        1,546,000
                                           -------------    -------------    -------------
                                           $   1,573,000    $   1,550,000    $   1,844,000
                                           =============    =============    =============
Segment Assets:
  Restaurants                              $  39,311,000    $  37,915,000    $  34,421,000
  Equipment                                   20,278,000       22,841,000       27,715,000
  Other                                       14,716,000       17,943,000       26,318,000
                                           -------------    -------------    -------------
                                           $  74,305,000    $  78,699,000    $  88,454,000
                                           =============    =============    =============
Capital Expenditures for Segment Assets:
  Restaurants                              $   3,476,000    $   3,447,000    $   3,860,000
  Equipment                                      189,000          187,000          640,000
                                           -------------    -------------    -------------
                                           $   3,665,000    $   3,634,000    $   4,500,000
                                           =============    =============    =============

Capital expenditures exclude amounts expended in connection with acquisitions and divestitures.

There were no inter-segment sales or transfers during 2003, 2002, and 2001. Operating income by business segment excludes interest income, interest expense, and other income and expenses. "Other assets" consists principally of the accounts and notes receivable from related parties, interest receivable, and the deferred tax asset.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

Note 14. Quarterly Financial Data - (Unaudited)

The following summarizes quarterly financial data for 2003 and 2002 (in thousands, except per share data):

                                                                           2003
                                                 -------------------------------------------------------
                                                  Mar. 31,       June 30,       Sep. 30,       Dec. 31,
                                                 ----------     ----------     ----------     ----------
Net sales                                        $   23,316     $   26,182     $   25,345     $   23,818
Gross profit                                          2,771          4,116          4,228          3,331
Income (loss) before income taxes                    (1,226)           791            514           (526)
Net income (loss)                                $     (750)    $      500     $      299     $     (322)
Earnings (loss) per common share:
   Basic                                         $     (.19)    $      .13     $      .07     $     (.08)
   Diluted                                       $     (.19)    $      .13     $      .07     $     (.08)

Reconciliation of earnings (loss) per share:
 Basic earnings (loss) per share:
  Numerator                                      $     (750)    $      500     $      299     $     (322)
                                                 ==========     ==========     ==========     ==========
  Denominator:
   Common shares outstanding                          4,012          4,012          4,012          4,012
                                                 ==========     ==========     ==========     ==========
 Basic earnings (loss) per share
  reported                                       $     (.19)    $      .13     $      .07     $     (.08)
                                                 ==========     ==========     ==========     ==========

Diluted earnings (loss) per share:
  Numerator                                      $     (750)    $      500     $      299     $     (322)
                                                 ==========     ==========     ==========     ==========
  Denominator:
   Common shares outstanding                          4,012          4,012          4,012          4,012
   Assumed conversion of options
    and warrants                                         --             --             --             --
                                                 ----------     ----------     ----------     ----------
   Common shares reported                             4,012          4,012          4,012          4,012
                                                 ==========     ==========     ==========     ==========
Diluted earnings (loss) per share
 reported                                        $     (.19)    $      .13     $      .07     $     (.08)
                                                 ==========     ==========     ==========     ==========

                                                                           2002
                                                 -------------------------------------------------------
                                                  Mar. 31,       June 30,       Sep. 30,       Dec. 31,
                                                 ----------     ----------     ----------     ----------
Net sales                                        $   25,282     $   25,132     $   24,660     $   23,754
Gross profit                                          3,967          4,518          4,598          3,646
Income (loss) before income taxes                      (160)           291            807           (185)
Net income (loss)                                $   (3,182)    $      265     $      816     $   (1,467)
Earnings (loss) per common share:
   Basic                                         $     (.79)    $      .07     $      .20     $     (.37)
   Diluted                                       $     (.79)    $      .07     $      .20     $     (.37)


                                                                           2002
                                                 -------------------------------------------------------
                                                  Mar. 31,       June 30,       Sep. 30,       Dec. 31,
                                                 ----------     ----------     ----------     ----------
Reconciliation of earnings (loss) per share:
 Basic earnings (loss) per share:
  Numerator                                      $   (3,182)    $      265     $      816     $   (1,467)
                                                 ==========     ==========     ==========     ==========
  Denominator:
   Common shares outstanding                          4,028          4,028          4,028          4,024
                                                 ==========     ==========     ==========     ==========
  Basic earnings (loss) per share
   reported                                      $     (.79)    $      .07     $      .20     $     (.37)
                                                 ==========     ==========     ==========     ==========
Diluted earnings (loss) per share:
  Numerator                                      $   (3,182)    $      265     $      816     $   (1,467)
                                                 ==========     ==========     ==========     ==========
  Denominator:
   Common shares outstanding                          4,028          4,028          4,028          4,024
   Assumed conversion of options
    and warrants                                         --             --             --             --
                                                 ----------     ----------     ----------     ----------
   Common shares reported                             4,028          4,028          4,028          4,024
                                                 ==========     ==========     ==========     ==========
Diluted earnings (loss) per share
 reported                                        $     (.79)    $      .07     $      .20     $     (.37)
                                                 ==========     ==========     ==========     ==========

Note 15. Subsequent Events

On January 30, 2004, the Company entered into a new $15.0 million Amended and Restated Loan and Security Agreement with WFF (see Note 8).

During February 2004, the Company sold the Brockton, MA restaurant for approximately $1 million and the proceeds were applied to outstanding bank debt.