Form 10-K/A
period 2003-12-31
ELXSI CORP /DE//
filed 2004-04-29
CIK 712843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

                         Commission file number 0-11877

                                ELXSI CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0151523
-------------------------------------------                --------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

3600 Rio Vista Avenue, Suite A, Orlando FL                         32805
-------------------------------------------                ---------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (407) 849-1090
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
-------------------------              -----------------------------------------
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2003, as reported by The Nasdaq Stock Market was approximately $8,461,000. On April 15, 2004, the Registrant had outstanding 4,012,197 shares of Common Stock.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain biographical information regarding the directors and executive officers of ELXSI Corporation (together with its subsidiaries, the "Company"), some of whom hold positions with the Company's wholly-owned subsidiary, ELXSI ("ELXSI"), the Company's Bickford's Family Restaurants operations ("Bickford's") and/or ELXSI's Cues Division ("Cues"). Each individual's biographical information was furnished by him to the Company.

          Name                   Age                 Position
          ----                   ---                 --------
Alexander M. Milley(1)(2)        51      Chairman, President, Chief Executive
                                         Officer and Director of the Company and
                                         ELXSI; President and Chief Executive
                                         Officer of Bickford's and Cues
Farrokh K. Kavarana(2)(3)        59      Director
Kevin P. Lynch(1)                45      Director; Vice President of the
                                         Company, ELXSI and Bickford's
Denis M. O'Donnell(2)(3)         50      Director
Robert C. Shaw(1)(3)(4)          51      Director
David M. Doolittle               42      Chief Financial Officer of the Company,
                                         Bickford's and Cues; Vice President,
                                         Treasurer and Secretary of the Company
                                         and ELXSI

(1)      Member of the Executive Committee of the Board
(2)      Member of the Compensation Committee of the Board
(3)      Member of the Audit Committee of the Board
(4)      Mr. Shaw resigned from the Board of Directors on February 12, 2004.

         Alexander M. Milley became Chairman of the Board of Directors and Chief Executive Officer of the Company on September 25, 1989 and was elected President of the Company in August 1990. He serves in the same positions for ELXSI and is also President and Chief Executive Officer of Bickford's and Cues. Mr. Milley is the founder, President, sole director and majority shareholder of Milley Management Incorporated ("MMI"), a private investment and management consulting firm. Mr. Milley is also the President of Cadmus Corporation ("Cadmus"), another private investment and management consulting firm that is the former owner of Cues and with which ELXSI has a management agreement. See "Certain Relationships and Related Transactions -- Management Agreement" below. From August 1985 to May 1986, Mr. Milley was Chairman of Neoax, Inc., now an environmental services company known as Envirosource, Inc. and then a diversified custom vehicle and precision metal manufacturing company. Mr. Milley was Senior Vice President-Acquisitions from December 1983 until July 1986 of The Dyson-Kissner-Moran Corporation, a private investment company. Mr. Milley is also a director of Molecular Diagnostics, Inc. ("Molecular Diagnostics"), which develops cost-effective, laboratory-based and point-of-care screening systems to assist in the early detection of cervical, gastrointestinal and other cancers, and Chairman of the Board of Azimuth Corporation ("Azimuth"), which is a leading specialty fuse distributor. Cadmus and Azimuth are significant stockholders of the Company. See "Security Ownership of Certain Beneficial Owners and Management" below.

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

         Robert C. Shaw was a director of the Company from September 25, 1989 until February 12, 2004. He also served as Treasurer of the Company from September 1989 to January 1990. Mr. Shaw has been a Vice President of MMI since March 1989 and a director of Cadmus since January 1992, and was an officer and/or director of Azimuth and/or certain subsidiaries thereof from November 1990 until February 24, 2004, and a director of Molecular Diagnostics (or its predecessor) from November 1989 until February 13, 2004. See "Certain Relationships and Related Transactions -- Management Agreement" below. Prior to March 1989, he was Vice President of Berkeley Softworks Incorporated ("Berkeley") from September 1987 until March 1989. From January 1987 until September 1987 he was Vice President, and from July 1985 until January 1987 he was Director of Finance and Operations, of Ansa Software Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software.

         David M. Doolittle has served as Vice President of the Company and ELXSI since June 1991. Mr. Doolittle was elected Chief Financial Officer, Treasurer and Secretary of the Company and ELXSI in September 1999. He has been Director and Vice President of Cadmus since December 1992, Vice President of MMI since July 1995 and Vice President, Treasurer and Assistant Secretary of Azimuth since September 1999. See "Certain Relationships and Related Transactions -- Management Agreement" below. Since February 1996, Mr. Doolittle has served as Chief Financial Officer of Cues. From November 1987 to May 1991, Mr. Doolittle was an accountant at Grant Thornton, a certified public accounting firm.

Audit Committee Financial Expert

         As of December 31, 2003, the Company's Audit Committee consisted of Messrs. Kavarana, O'Donnell and Shaw. At that time, the Company reviewed the qualifications of each member of the Audit Committee and determined that each member was "independent" within the meaning of NASD Marketplace Rule 4200(a)(15) except for Robert Shaw. In early May 2002, the NASD informed the Company that, due to the fact that he had been a titled Vice President of the Company since 1989, Mr. Shaw could not be considered "independent" within the meaning of that Rule. Nasdaq Marketplace Rule 4350(d)(2)(B) (the "Exception Rule") establishes an exemption to the "three independent members" rule by permitting a listed company's audit committee "under exceptional and limited circumstances" to include one director who is not independent if the board determines that his or her membership on that committee is required "by the best interests of the [company] and its shareholders," subject to certain other conditions. In May 2002, the Board of Directors of the Company formally made that determination with respect to Mr. Shaw and confirmed his continued Audit Committee membership; Mr. Shaw also resigned as Vice President of the Company. In its correspondence with the NASD on the matter, the Company cited Mr. Shaw's experience in both finance and accounting as having given him a high level of financial sophistication, as well as his long experience with and knowledge of the peculiarities of the Company's financial statements, which it considers to be unusually complex due, in particular, to its GAAP-required accounting for income taxes as a result of its net operating loss carryforwards and income tax credit carryforwards. As a result of these actions on the part of the Board and the Company, the NASD informed the Company that Mr. Shaw's continued membership on the Company's Audit Committee was permissible under the Exception Rule.

         The Board of Directors of the Company has also determined that Mr. Denis O'Donnell is its Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K and Section 407 of the Sarbanes-Oxley Act of 2002 and is independent in accordance with applicable Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific filing deadlines of these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during the fiscal year ended December 31, 2003. To the best of the Company's knowledge, all of these filing requirements have been satisfied. In making this statement, the Company has relied solely on written representations of its directors and executive officers and any ten percent stockholders and copies of the reports that they filed with the Commission.

Code of Ethics

         Pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the Nasdaq Stock Market rules, the Company has adopted a Code of Ethics for senior financial officers related to the protection of the integrity of the Company's financial records and reports. The Company's Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to this Annual Report on Form 10-K If the Company makes any substantive amendment to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code to the persons covered by the Code, the Company is obligated to disclose the nature of such amendment or waiver, the name of the person to whom any waiver was granted, and the date of waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officer of the Company and of the other named executive officers of the Company for the year ended December 31, 2003.

                                      Summary Compensation Table
                                      --------------------------
                                                                                                 Long-Term
                                                     Annual Compensation                        Compensation
                                                     -------------------                ----------------------------
                                                                                           No. of
                                                                                         Shares of
                                            Fiscal                                         Common
                                             Year                                          Stock          All Other
               Name and                     Ended                                        Underlying        Compen-
          Principal Position               Dec. 31        Salary ($)      Bonus ($)       Options          sation
          ------------------               -------        ----------      ---------       -------          ------
Alexander M. Milley                          2003          186,884           --               --             --
Chairman, President                          2002          186,884           --            2,500             --
& Chief Executive Officer of                 2001          177,985           --               --             --
the Company and ELXSI;
President and Chief Executive  Officer
of Bickford's and Cues

David M. Doolittle                           2003          112,476           --               --             --
Chief Financial Officer,                     2002          112,476           --               --             --
Treasurer & Secretary                        2001          110,000           --               --             --

Kevin Lynch                                  2003          117,000           --               --             --
Vice President of the Company,               2002          130,000           --            2,500             --
ELXSI and Bickford's                         2001          130,000           --               --             --
----------

Common Stock Options

         The Company did not grant any stock options to the Company's named executive officers during the fiscal year ended December 31, 2003.

                                              Aggregated Option Exercises in Last Fiscal
                                                Year and Fiscal Year-End Option Values

                                                           Number of Securities                 Value of Unexercised
                              Shares                  Underlying Unexercised Options       In-the-Money Options at Fiscal
                             Acquired       Value           at Fiscal Year-End                      Year-End (1)
                                                      ------------------------------      -------------------------------
Name                        on Exercise    Realized    Exercisable    Unexercisable        Exercisable     Unexercisable
----                        -----------    --------    -----------    -------------        -----------     -------------
Alexander M. Milley             --           --           165,000           0                  $0                $0

David M. Doolittle              --           --           117,500           0                  $0                $0

Kevin Lynch                     --           --           110,450         150                  $0                $0

----------
(1) Assumes a fair market value per share of Common Stock of $4.48, the December 31, 2003 closing price.

Compensation of Directors

         Cash Compensation. Since 1989, the directors of the Company have received no cash compensation for their services as such, except for reimbursement of reasonable expenses of attending meetings.

         Other Compensation. During 2003, the directors of the Company did not receive any other compensation for their services as directors.

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

Compensation Committee Interlocks and Insider Participation

         Throughout 2003, the Company's Compensation Committee was comprised of Messrs. Milley, Kavarana and O'Donnell. Throughout 2003, Mr. Milley also served as Chairman, President and Chief Executive Officer of the Company and ELXSI and as President and Chief Executive Officer of Bickford's and Cues. Throughout 2003, Messrs. Doolittle, Milley and Shaw all served as directors and/or executive officers of Azimuth. Messrs. Milley, Shaw and O'Donnell were directors and/or executive officers of Molecular Diagnostics throughout 2003. Messrs. Milley, Shaw and Doolittle were directors and/or executive officers of Cadmus throughout 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of April 15, 2004, the Company had outstanding 4,012,197 shares of Common Stock. The following table sets forth certain information regarding the ownership of the Company's Common Stock by each of the Company's directors, each of the executive officers of the Company who are named in the "Executive Compensation" section above, directors and executive officers of the Company as a group, and all those persons and entities known by the Company to be beneficial owners of more than five percent (5%) of the Common Stock, based upon information furnished by the respective beneficial owners.

                                                            Common Stock of the
                                                        Company Beneficially Owned
                 Name                                     as of April 15, 2004(1)
                 ----                            ----------------------------------------
                                                 Number of Shares        Percent of Class
                                                 ----------------        ----------------
Alexander M. Milley
3600 Rio Vista Avenue, Suite A
Orlando, Florida  32805                          2,251,014(2)                 52.4%

Farrokh K. Kavarana(3)                              51,600(4)                  1.3%

Kevin P. Lynch(3)                                  113,647                     2.8%


Denis M. O'Donnell(3)                               49,900                     1.2%

David M. Doolittle (3)                             319,100(5)                  7.7%

Peter R. Kellogg
Spear, Leeds & Kellogg
120 Broadway
New York, New York  10271                          788,000(6)                 19.6%

Aggel Enterprises, Ltd.
11 Duddell Street, 12th Floor
Hong Kong                                          325,940(7)                  8.1%

  All executive officers and                     2,587,061(2)(4)(5)           56.1%
      directors as a group (5 persons)

----------
(1) Numbers and percents in the table and footnotes are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3"). Each of the named persons and groups has sole voting and dispositive power with respect to the shares shown, except as otherwise indicated. Includes shares issuable upon exercise of stock options granted by the Company that are exercisable currently or within 60 days, as follows: Farrokh K. Kavarana: 50,000 shares; Kevin P. Lynch: 110,450 shares; Alexander M. Milley: 165,000 shares;; Denis M. O'Donnell: 35,000 shares; David M. Doolittle: 117,500 shares; and all executive officers and directors as a group: 478,100 shares. Excludes shares issuable upon exercise of stock options granted by the Company that become exercisable in more than 60 days, as follows: Kevin
         P. Lynch: 150 shares; and all executive officers and directors as a group: 150 shares.

(2) Consists entirely of: (i) 112,347 outstanding shares and 118,762 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by Eliot Kirkland L.L.C. ("EKLLC"), of which Mr. Milley is the sole manager, the President and a member; (ii) 278,505 shares held by Cadmus Corporation ("Cadmus"), of which Mr. Milley is the Chairman, President and an indirect controlling shareholder; (iii) 590,200 shares held by ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner; (iv) 198,200 shares held by Azimuth Corporation ("Azimuth"), of which Mr. Milley is the Chairman, President and (through Cadmus) the sole holder of voting stock; and (v) 788,000 shares held by Peter R. Kellogg or other "Kellogg Persons" party to the Kellogg Standstill Agreement (see "Certain Relationships and Related Transactions -- Rights Agreement Amendment; Kellogg Standstill Agreement" below), over which Mr. Milley has sole voting power but no dispositive power. Also includes 165,000 shares issuable upon exercise of stock options granted by the Company that are exercisable. Excludes 60,004 shares of Common Stock held by The Alexander M. Milley Irrevocable Trust I (the "Milley Trust"), a trust for the benefit of certain members of Mr. Milley's immediate family, and 150,500 shares of Common Stock issuable upon the exercise of currently exercisable warrants held by the Milley Trust. Under Rule 13d-3, shares beneficially owned by the Milley Trust as determined thereunder are deemed not to be beneficially owned by Mr. Milley. EKLLC's, Cadmus's, ELXLP's and Azimuth's shares represent approximately 5.6%, 6.9%, 14.7% and 4.9%, respectively, of the outstanding Common Stock. Milley Management Incorporated ("MMI"), of which Mr. Milley is President, sole director and majority stockholder, is a controlling stockholder of Cadmus and so may be deemed to share the voting and dispositive power with respect to shares of Common Stock held by Cadmus; consequently, MMI may be deemed to beneficially own 278,505 shares, or approximately [6.9]%, of the outstanding Common Stock. The address of each of EKLLC, Cadmus, ELXLP, Azimuth and MMI is the same as that indicated above for Mr. Milley. All the shares of Common Stock held by ELXLP, and 231,505 of the shares held by Cadmus, have been pledged to the Company and ELXSI to secure the ELXLP and Cadmus promissory notes described in "Certain Relationships and Related Transactions -- Loans to Cadmus and ELXLP" below.

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

(5) Includes 198,200 shares held by Azimuth Corporation, of which Mr. Doolittle is an officer, director and controlling stockholder.

(6) Includes: (i) 125,000 shares held by Cynthia Kellogg, Mr. Kellogg's wife; (ii) 310,500 shares held by I.A.T. Reinsurance Syndicate Ltd. ("IAT"), of which Mr. Kellogg is the sole holder of voting stock, and subsidiaries of IAT; (iii) 200,000 shares held by the Peter R. Kellogg & Cynthia Kellogg Foundation (the "Kellogg Foundation"), of which Mr. Kellogg is a trustee; and (iv) 50,000 shares held by the NOM Trust U/W/O James C. Kellogg III (the "Kellogg Trust"), of which Mr. Kellogg is a trustee. Mr. Kellogg: (a) has sole dispositive power with respect to the shares held by IAT and shared dispositive power with respect to the shares held by Mrs. Kellogg, the Kellogg Foundation and the Kellogg Trust, and (b) disclaims beneficial ownership of all of the foregoing shares. Mr. Kellogg, Mrs. Kellogg, IAT and its subsidiaries holding Common Stock, the Kellogg Foundation and the Kellogg Trust are the current "Kellogg Persons" party to the Kellogg Standstill Agreement and, pursuant thereto, have granted to Mr. Milley an irrevocable right to vote the shares of Common Stock held by them. See "Certain Relationships and Related Transactions-- Rights Agreement Amendment; Kellogg Standstill Agreement" below.

(7) Includes 69,784 shares owned of record or beneficially by other entities under common control with Aggel Enterprises, Ltd. Mr. Kavarana, a director of the Company, is affiliated with the controlling shareholders of Aggel Enterprises, Ltd. and its affiliates. Mr. Kavarana disclaims beneficial ownership of all shares beneficially owned by Aggel Enterprises, Ltd.

Equity Compensation Plan Information.

         The Company maintains a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to the Company's success. The table below sets forth certain information as the Company's fiscal year ended December 31, 2003 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were approved by the Company's stockholders, and (ii) were not approved by the Company's stockholders.

                          Number of securities          Weighted-average            Number of securities
                            to be issued upon           exercise price of          remaining available for
                              exercise of                  outstanding              future issuance under
        Plan               outstanding options          options, warrants           equity compensation
      Category             warrants and rights             and rights                       plans
      --------            --------------------          -----------------          ------------------------
Equity compensation
plans approved by
security holders                  737,500                      7.35                          281,930

Equity compensation
plans not approved by
security holders                        0                         0                                0
                                  -------                      ----                          -------
Total                             737,500                      7.35                          281,930
                                  =======                      ====                          =======


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

         Under the terms of the Management Agreement, Cadmus provides ELXSI with advice and services with respect to its business and financial management and long-range planning. Specific examples of services historically rendered to the Company under this management agreement include: (a) furnishing the services of certain executive officers and other employees of Cadmus; (b) ongoing evaluation of division management; (c) preparing and reviewing division operating budgets and plans; (d) evaluating new restaurant locations and menu changes; (e) identifying, and assisting in the divestiture of, under-performing assets; (f) evaluating financing options and negotiating with lenders; (g) assisting in the compliance with securities laws and other public reporting requirements; (h) communicating with stockholders; (i) negotiating and arranging insurance programs; (j) monitoring tax compliance; (k) evaluating and approving capital spending; (l) cash management services; (m) preparing market research; (n) developing and improving management reporting systems; and (o) identifying and evaluating acquisition candidates and investment opportunities. In addition, Cadmus provides the Company with general administrative services, for which it did not charge the Company for 2003.

         Under the Management Agreement, the management services provider became entitled to receive, in addition to reimbursement for reasonable expenses, fee compensation commencing upon ELXSI's having first achieved operating income (as defined) of $1,250,000 for a fiscal quarter. Those fees may be discontinued following any fiscal year in which such operating income is less than $4,000,000, but shall be reinstated following the first fiscal quarter thereafter in which ELXSI again attains quarterly operating income of at least $1,250,000. Under these terms, the Management Agreement counterparty (Winchester, MMI or Cadmus) had been receiving Management Agreement fees continuously from October 1991 through December 2001. Operating income (as defined) for fiscal years 2001 and 2002 was less than $4,000,000; accordingly, ELXSI did not pay Management Agreement fees in 2002 or 2003. ELXSI will be obligated to resume payment of such fees if and when operating income exceeds $1,250,000 for any fiscal quarter ending subsequent to January 1, 2002.

         Prior to the 1997 Amendment, the fee compensation payable by ELXSI under the Management Agreement was $500,000 per annum. Pursuant to the 1997 Amendment, this compensation was increased, effective April 1, 1997, to (i) $600,000 per annum plus (ii) an additional, cumulative 5% increase that becomes effective on each April 1 during its term. Cadmus may request an increase in such fee or escalator, but any such increase must be approved by a majority of the independent directors of the Company. The Company did not pay any Management Agreement fees to Cadmus for the years ended December 31, 2002 and 2003.

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

Loans to Cadmus and ELXLP

         On June 30, 1997, ELXSI loaned to Cadmus $2,000,000 to finance its purchase from Bank of America, N.A. ("BofA"), ELXSI's lending bank at the time, of 6,517 shares of Series AAA preferred stock of Azimuth that it had issued in December 1996 under a Recapitalization Agreement to which Azimuth, its subsidiaries, BofA and ELXSI were parties. Each of Messrs. Milley and Doolittle is an officer, director and stockholder of Azimuth. Mr. Shaw was an officer and director of Azimuth until February 24, 2004 and is a stockholder of Azimuth. Each of Messrs. Milley, Shaw and Doolittle is an officer and/or director of Cadmus. This loan originally matured on the second anniversary of its origination (i.e., June 30, 1999), was extended in 1999 by two years, originally required quarterly payments of interest at a rate of 15% per annum and was originally secured by a pledge of the shares of Azimuth Series AAA preferred stock financed thereby. The funds for ELXSI's loan to Cadmus were provided by BofA, under ELXSI's credit agreement. In June 2001, ELXSI agreed to further extend the maturity of this loan, to June 30, 2003. In addition, at various times during 2000 ELXSI made advances to Cadmus with funds that were provided by BofA, under ELXSI's credit agreement. These advances, totaling approximately $6,732,000, bear interest at ELXSI's cost of funds (under its credit agreement with BofA's successor - Wells Fargo Foothill, Inc. ("WFF")) plus 2%.

         In December 1994, the Company made a three-year loan of $1,155,625 to ELX Limited Partnership ("ELXLP"), of which Mr. Milley is the sole general partner and Messrs. Lynch, Shaw and Doolittle are limited partners, to finance ELXLP's exercise of an option to purchase 369,800 shares of Common Stock from The Airlie Group, L.P. In December 1996, the Company made another three-year loan to ELXLP, of $909,150, utilized by it to exercise an option to purchase 110,200 shares of Common Stock held by BankAmerica Capital Corporation ("BACC"), an affiliate of BofA, and to purchase from BACC an additional 110,200 shares of Common Stock. Funding for these loans were obtained by the Company through ELXSI's credit agreement with BofA. Both Company loans to ELXLP required no principal or interest payments until their respective maturity dates and bear interest at a rate equal to the Company's cost of funds (under ELXSI's credit agreement with WFF) plus 0.5%. In December 1997, the Company agreed to a three-year extension of its 1994 loan to ELXLP, and ELXLP paid in full all interest accrued on such loan through the original maturity date, totaling approximately $330,000. In December 1999, the Company agreed to a three-year extension of its 1996 loan to ELXLP and to the capitalization of the interest then accrued thereon. In December 2000, the Company agreed to a further three-year extension of its 1994 loan to ELXLP and to the capitalization of the interest then accrued thereon.

         Effective December 31, 2001, the terms of the promissory notes of Cadmus and ELXLP delivered to the Company and ELXSI in connection with each of these loans were amended. Pursuant to these amendments (among other things), all unpaid interest as of December 31, 2001 (approximately $271,000 in the case of Cadmus and $346,000 in the case of ELXLP) were added to principal, and the maturity dates were extended to April 1, 2005, with no principal or interest payments scheduled prior to that date. The Company did not record the approximately $983,000 and $244,000 of interest accrued under the Cadmus and ELXLP loans, respectively, during the year ended December 31, 2003. The Company also required new security for these notes and, accordingly, Mr. Milley, Cadmus, ELXLP, MMI (of which Mr. Milley is the President, sole director and majority shareholder) and Winchester (of which Mr. Milley is an officer, director and sole shareholder) granted guarantees of each of these notes and entered into Pledge and Security Agreements by which they pledged certain equity securities and brokerage account interests, including 821,705 shares of Common Stock of the Company, as collateral security for Cadmus's and ELXLP's obligations thereunder. Also pursuant to these amendments, the Company and ELXSI agreed that payments under these notes could be made in cash or by the surrender of (among other things) shares of Common Stock of the Company, in which event the Board of Directors of the Company will determine the value thereof to be applied in reduction of the indebtedness paid.

Warrants Extensions

         As of April 15, 2004, the Company had outstanding 200,500 Series A Warrants to Purchase Common Stock ("Series A Warrants") and 68,762 Series C Warrants to Purchase Common Stock (the "Series C Warrants"). Fifty Thousand (50,000) Series A Warrants and all of the Series C Warrants are held by Eliot Kirkland L.L.C., of which Mr. Milley is the sole manager, the President and a member. The remaining 150,500 Series A Warrants are held by the Milley Trust. Under their original terms, the Series A Warrants were exercisable at $3.125 per share and expired on September 30, 1996 and the Series C Warrants were exercisable at $4.36 per share and expired on January 31, 1997. In 1996, the Company and the holders of the Series A Warrants and Series C Warrants agreed to, and in March, 1997 the Company's Board of Directors approved, a two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $3.75 and $5.23, respectively. In 1998, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, an additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $4.50 and $6.278, respectively. In 2000, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, a further additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $5.40 and $7.534, respectively. On September 27, 2002, the Company and the holders of the Series A Warrants and the Series C Warrants agreed to, and the Board of Directors approved, an additional two-year extension of the expiration dates of the Series A Warrants and Series C Warrants, in consideration of which the holders thereof agreed to an increase in their exercise prices to $6.48 and $9.041, respectively. The Series A Warrants currently expire on September 30, 2004 and the Series C Warrants currently expire on January 31, 2005.

Sale of Restaurants

         On April 21, 2004, Bickford's sold its restaurant located at 965 Fall River Avenue, Seekonk, Massachusetts (the "Seekonk Property") to The SBL Company LLC ("SBL") for approximately $1,200,000. The sale price was determined using an independent appraisal based upon an amount that was greater than the real estate alone and less than the maximum value of the real estate potential and was approved by the Board of Directors. SBL is owned by Alexander M. Milley, Chairman, Chief Executive Officer, President and a Director of the Company, Lawrence Pszenny, a Vice President of the Company, and Robert Germaine, an employee of the Company. Upon consummation of the sale of the Seekonk Property, SBL leased the Seekonk Property back to Bickford's for a term of fifteen years, with three five-year renewal options (the "Seekonk Lease"). Under the Seekonk Lease, the base annual rent for the Seekonk Property is $132,000. During the first two years of the term of the Seekonk Lease, Bickford's has the right to repurchase the Seekonk Property from SBL for $1,320,000. Thereafter, Bickford's may repurchase the Seekonk Property at the greater of: (a) the fair market value of the property; or (b) $1,320,000. In connection with the lease of the Seekonk Property, the Company was required to guaranty to SBL the prompt payment of all amounts and performance and observance of all other obligations to be paid, performed or observed by Bickford's under the Seekonk Lease.

Purchase of Assets of Contempo Design, Inc.

         On March 11, 2004, the Company's Cues division purchased certain raw materials, work in process, finished goods inventories and equipment of Contempo Design, Inc. ("Contempo") from Fleet Capital Corporation ("Fleet"), Contempo's creditor, for $443,000. Internal management determined the purchase price after negotiations with Fleet based on appraisals of the assets conducted by the Company and Fleet independently. These assets will be used in the design, production and distribution of cabinetry and kiosks and related products for retailers. Cues intends to operate this business as a division called "Custom Commercial Environments". Contempo is a subsidiary of Azimuth Corporation ("Azimuth"), a significant stockholder of the Company. In addition, each of Messrs. Milley and Doolittle is an officer, director and stockholder of Azimuth. Mr. Shaw was an officer and director of Azimuth until February 24, 2004 and is a stockholder of Azimuth.

Rights Agreement Amendment; Kellogg Standstill Agreement

         In 1997, the Company entered into a Rights Agreement, dated as of June 4, 1997 (as amended, the "Rights Agreement"), with Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), pursuant to which (among other things) the Board of Directors of the Company declared a dividend of one Common Stock Purchase Right (each, a "Right") for each share of Common Stock outstanding at the opening of business on June 16, 1997. All shares of Common Stock issued on or after such date also have or will have one attached Right. Generally speaking, each Right will detach from the Common Stock, and become exercisable at $25.00 for shares of Common Stock having twice that value, ten business days after: (a) the public announcement that any person, entity or "group", together with the respective affiliates and associates thereof, has become the beneficial owner of 15% or more of the outstanding Common Stock (such a person, entity or group, an "Acquiring Person"), or (b) the commencement of a tender or exchange offer that would result in any person, entity or "group" beneficially owning 15% or more of the outstanding Common Stock (as such terms are defined, and determinations made, under applicable SEC rules); provided that the percentage applicable to Mr. Milley and other "Milley Group Members" (as defined in the Rights Agreement, and which includes Azimuth, Cadmus, Eliot Kirkland L.L.C., ELXLP and MMI) is 35%.

         In January 1999, after Peter R. Kellogg disclosed to the Company that he and certain related persons and entities, in the aggregate, owned in excess of 650,000 shares of Common Stock, they commenced negotiations that culminated in the entering into by: (a) the Company and the Rights Agent of a Rights Agreement Amendment, dated as of March 16, 1999 (the "Rights Agreement Amendment"), and (b) the Company, Alexander M. Milley, Mr. Kellogg and such related persons and entities (who are identified in footnote 6 to the table in under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" above) (collectively with Mr. Kellogg, the "Kellogg Persons"), of a Standstill Agreement, dated as of March 16, 1999 (the "Kellogg Standstill Agreement").

         The most significant amendments to the Rights Agreement effected under the Rights Agreement Amendment were certain modifications to the definition of "Acquiring Person" that, in essence: (a) permit "Kellogg Group Members" (as defined in the Rights Agreement Amendment, and which includes all the present Kellogg Persons), under certain circumstances and subject to certain limitations, to beneficially own in excess of 15% of the outstanding Common Stock without becoming "Acquiring Persons" under the Rights Agreement (the "Kellogg Rights Agreement Amendments"), and (b) exclude from the determination of the Milley Group Members' beneficial ownership of Common Stock shares beneficially owned by Kellogg Group Members or by other Peter R. Kellogg-related persons and entities that are within the definition therein of "Kellogg Related Persons" that may, under applicable SEC rules, be deemed to be beneficially owned by Mr. Milley by virtue of the Kellogg-to-Milley Proxy granted pursuant to the Kellogg Standstill Agreement and described hereinbelow. The limited in-excess-of-15% permission granted to Kellogg Group Members under the Rights Agreement Amendment is embodied in the definition therein of "Kellogg Group Member Limit", which is the greater of: (i) 1,000,000 shares of Common Stock (subject to adjustment for stock splits, stock dividends, etc.) less the number of shares of Common Stock beneficially owned by all Kellogg Related Persons and all of their respective affiliates and associates, and (ii) 15% of the outstanding Common Stock; provided that if at any time it is established that any Kellogg Group Member or any affiliate or associate of any Kellogg Group Member who is a beneficial owner of Common Stock acquired those securities with the purpose or effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect, then the foregoing clause (i) will no longer be effective and the "Kellogg Group Member Limit" will be 15% of the outstanding Common Stock. Under the Kellogg Standstill Agreement, the Kellogg Persons have represented and warranted that their shares of Common Stock were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

         The following is a summary of the fees billed to the Company by Tedder, James, Worden and Associates, P.A. ("TJW") for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:


Fee Category                  Fiscal 2003 Fees               Fiscal 2002 Fees
------------                  ----------------               ----------------
Audit Fees                        $105,000                       $104,727

Audit-Related Fees                $ 15,000                       $ 14,000

Tax Fees                          $      0                       $      0

All Other Fees                    $      0                       $      0
                                  --------                       --------
Total Fees                        $120,500                       $118,727
                                  ========                       ========

         Audit Fees. Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by TJW in connection with statutory and regulatory filings or engagements, including audits and reviews of subsidiaries.

         Audit-Related Fees. Audit Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." In fiscal 2002 and 2003, these services consisted of benefit plan audits.

         Tax Fees. Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees billed to the Company by TJW in fiscal 2002 or 2003.

         All Other Fees. No fees were billed to the Company by TJW for products and services other than the services reported above.


Audit Committee Policy on Pre-Approval of Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

3.   Exhibits

Exhibit
Number         Description
-------        -----------

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

4.20 Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of December 1, 2003 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to
               Exhibit 4.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

4.21 Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of January 15, 2004 between ELXSI, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to
               Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

4.22 Amended and Restated Loan and Security Agreement dated as of January 30, 2004 between ELXSI, ELXSI (New Hampshire), Inc., Bickford's Restaurants, LLC, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc. (Incorporated herein by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

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

10.1 The Company's 1993 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-11877)).

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

10.4 The Company's 1997 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement filed January 30, 1998 (Registration No. 333-45381)).

10.5 The Company's 1998 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 17, 1998 (File No. 000-11877)).

10.6 The Company's 1999 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 23, 1999 (File No. 000-11877)).

10.7 The Company's 2000 Incentive Stock Option Plan. (Incorporated herein by reference to Annex A to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on April 20, 2000 (File No. 000-11877)).

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

10.10 The Company's 2003 Incentive Stock Option Plan. (Incorporated herein by reference to the Annex B to the Company's Proxy Statement included in its Schedule 14A filed with the Commission on October 22, 2003 (File No. 000-11877)).

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

10.14          Letter Agreement dated March 28, 2003 between ELXSI and Lawrence
               J. Pszenny setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

10.15          Letter Agreement dated March 28, 2003 between ELXSI and Robert T.
               Germaine setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

10.16          Letter Agreement dated March 28, 2003 between ELXSI and Daniel E.
               Bloodwell setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

10.17 Agreement between ELXSI, Bickford's Family Restaurants, Inc. and James P. Shine setting forth certain amounts and timing of payments under the ELXSI 1991 Phantom Stock Option Plan as a result of the exercise of rights thereunder. (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

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

14.1 Code of Ethics for Senior Financial Officers. (Incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

16.1 Letter from PricewaterhouseCoopers LLP to the Commission dated July 24, 2002. (Incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 24, 2002 and filed with the Commission on July 30, 2002 (File No. 000-11877)).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

23.1           Consent of Tedder, James, Worden and Associates, P.A.
               (Incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

31.1 Certification of Alexander M. Milley Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2 Certification of David M. Doolittle Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Alexander M. Milley pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

32.2 Certification of David M. Doolittle pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-11877)).

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


                                       ELXSI CORPORATION



Date:  April 29, 2004                  By: /s/ ALEXANDER M. MILLEY
                                       -----------------------------------------
                                       Alexander M. Milley
                                       Chairman of the Board, President
                                       and Chief Executive Officer