Form 10-Q
period 2004-03-31
ELXSI CORP /DE//
filed 2004-05-17
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                         Commission file number 0-11877
                                                -------


                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                77-0151523
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                   32805
------------------------------------------------             -------------------
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

On May 14, 2004, the registrant had outstanding 4,012,197 shares of Common Stock, par value $0.001 per share.

This Quarterly Report on Form 10-Q (this "10-Q") includes forward-looking statements, particularly in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section (Part I, Item 2 herein). Additional written or oral forward-looking statements may be made by or on behalf of the Company from time to time, in filings with the Securities and Exchange Commission, in press releases and other public announcements, or otherwise. All such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, losses and cash flows, plans for future capital and other expenditures, plans for future operations, financing needs or plans, plans relating to products or services, estimates concerning the effects of litigation or other disputes, as well as expectations and assumptions relating to any or all of the foregoing, relating to the Company, its subsidiaries and/or divisions.

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ---------    ------------
                                                      (Unaudited)

Current assets:

  Cash and cash equivalents                            $    696      $      733

  Accounts receivable, less allowance for
    doubtful accounts of $231 and $217 in
    2004 and 2003, respectively                           5,022           3,330

  Inventories                                            13,651          12,845

  Prepaid expenses and other current assets                 640             859

  Deferred tax asset                                      5,249           5,764
                                                       --------      ----------
    Total current assets                                 25,258          23,531

Property, buildings and equipment, net                   28,889          30,537

Intangible assets, net                                    1,749           1,757

Deferred tax asset - noncurrent                          10,954          10,924

Deferred charge                                           7,063           7,072

Other                                                     1,207             484
                                                       --------      ----------
    Total assets                                       $ 75,120      $   74,305
                                                       ========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,         December 31,
                                                         2004                2003
                                                    --------------       -------------
                                                     (Unaudited)

Current liabilities:
  Accounts payable                                  $        4,410       $       3,276
  Accrued expenses                                           6,245               5,863
  Capital lease obligations - current                           55                  51
  Current portion of long-term debt                         10,587               4,009
                                                    --------------       -------------
      Total current liabilities                             21,297              13,199

Capital lease obligations - non current                        506                 523
Long-term debt                                                  45               5,034
Other non current liabilities                                3,638               3,638
                                                    --------------       -------------

      Total liabilities                                     25,486              22,394
                                                    --------------       -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A Non-voting
    Convertible, par value $0.002 per share
      Authorized--5,000,000 shares
      Issued and outstanding--none                              --                  --
  Common stock, par value $0.001 per share
      Authorized--60,000,000 shares
      Issued and outstanding -- 4,012,197
        at March 31, 2004 and
        December 31, 2003                                        4                   4
  Additional paid-in capital                               221,194             221,194
  Notes receivable - related parties                       (11,972)            (11,972)
  Accumulated deficit                                     (159,423)           (157,255)
  Accumulated other comprehensive income                      (169)                (60)
                                                    --------------       -------------

      Total stockholders' equity                            49,634              51,911
                                                    --------------       -------------

      Total liabilities and stockholders' equity    $       75,120       $      74,305
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

                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
                                  INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------

Net  sales                                               $ 22,765      $ 23,316

Costs and expenses:
  Cost of sales                                            20,130        20,545
  Selling, general and administrative                       2,581         2,516
  Depreciation and amortization                               976         1,058
  Loss on restaurant closure                                  375            --
                                                         --------      --------
                                                           24,062        24,119
                                                         --------      --------

Gain on sales of property and building                         56            15
                                                         --------      --------
Operating loss                                             (1,241)         (788)
                                                         --------      --------

Other income (expense):
  Interest income                                              --            26
  Interest expense                                           (306)         (434)
  Other expense                                                --           (30)
                                                         --------      --------

Loss before income taxes                                   (1,547)       (1,226)

(Provision) benefit for income taxes                         (621)          476
                                                         --------      --------

Net loss                                                   (2,168)         (750)

Other comprehensive loss net of tax:
  Foreign currency translation adjustment                    (109)          (70)
                                                         --------      --------

Comprehensive loss                                       $ (2,277)     $   (820)
                                                         ========      ========

Basic and diluted net loss per common share              $   (.54)     $   (.19)
                                                         ========      ========

Basic and diluted weighted average number of
  common and common equivalent shares                       4,012         4,012
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

                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                                    Accumulated
                                       Common Stock       Additional     Related      Accum-           Other
                                 ---------------------     Paid-In-       Party       ulated       Comprehensive
                                   Shares     Dollars      Capital        Notes       Deficit      Income (Loss)
                                 ----------   --------    ----------    ---------    ---------    --------------

Balance at December 31, 2003     4,012,197    $     4      $ 221,194    $ (11,972)   $(157,255)    $      (60)
Foreign currency translation
  adjustment, net of tax                --         --             --           --           --           (109)
Net loss                                --         --             --           --       (2,168)            --
                                 ---------    -------      ---------    ---------    ---------     ----------

Balance at March 31, 2004        4,012,197    $     4      $ 221,194    $ (11,972)   $(159,423)    $     (169)
                                 =========    =======      =========    =========    =========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2004       2003
                                                             -------    -------

Cash flows (used in) provided by operating activities:
Net loss                                                     $(2,168)   $  (750)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                976      1,058
    Loss on restaurant closure                                   375         --
    Amortization of deferred debt costs                           26         75
    Gain on sales of property and building                       (56)       (15)

(Increase) decrease in assets:
  Accounts receivable                                         (1,692)      (120)
  Inventories                                                   (806)       859
  Prepaid expenses and other current assets                      219        436
  Deferred tax asset                                             485     (1,050)
  Deferred charge                                                  9        469
  Other                                                          (78)       (98)
Increase (decrease) in liabilities:
  Accounts payable                                             1,134        254
  Accrued expenses                                               382        181
                                                             -------    -------
  Net cash (used in) provided by operating activities         (1,194)     1,299
                                                             -------    -------

Cash flows provided by (used in) investing activities:
  Purchase of property, building and equipment                  (662)    (1,394)
  Proceeds from the sale of property and building              1,022         --
                                                             -------    -------
  Net cash provided by (used in) investing activities            360     (1,394)
                                                             -------    -------

Cash flows provided by (used in) financing activities:
  Net borrowings on line of credit                             2,221         20
  Payments of long-term debt                                    (632)       (62)
  Payment of deferred fees                                      (779)        --
  Principal payments on capital lease obligations                (13)       (18)
                                                             -------    -------
  Net cash provided by (used in) financing activities            797        (60)
                                                             -------    -------

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2004        2003
                                                              ------      ------

Decrease in cash and cash equivalents                           (37)       (155)

Cash and cash equivalents, beginning of period                  733         777
                                                              -----       -----

Cash and cash equivalents, end of period                      $ 696       $ 622
                                                              =====       =====


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Income taxes                                                $ 219       $  69
  Interest                                                      278         406

        The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
Note 1.  The Company

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

On December 30, 2000, ELXSI contributed and transferred to a newly-formed, wholly owned subsidiary, Bickford's Holdings Company, Inc. ("BHC"), all of the Bickford's Restaurants and substantially all of its related operations, assets and liabilities. Immediately thereafter, these restaurants, operations, assets and liabilities were contributed and transferred by BHC to another newly-formed, wholly-owned subsidiary, BFRI. In January 2004, the Company implemented a corporate restructuring of its subsidiaries as a result of which: (1) ELXSI (New Hampshire), Inc., a Delaware corporation ("ELXSI NH"), became a wholly-owned direct subsidiary of ELXSI; (2) Bickford's Restaurants, LLC ("Bickford's LLC"), a Delaware limited liability company, became 99% owned by ELXSI NH and 1% owned by ELXSI and (3) BHC became a direct wholly-owned subsidiary of Bickford's LLC. BFRI remained a wholly-owned direct subsidiary of BHC.

During the first quarter of 2004, the Company sold one Bickford's Restaurant in Brockton, MA for approximately $1 million. This sale resulted in a gain of approximately $56,000. Proceeds from the sale were used to reduce the Company's outstanding term debt and revolving line of credit under the WF Agreement. In addition, the lease was terminated at the Stoneham, MA location and this location has been closed. The Company recorded total losses from the retirement of leasehold improvements and equipment in connection with the closing of the Stoneham, MA Restaurant of $375,000 during the first quarter of 2004. As of March 31, 2004, the Company had 59 restaurants owned and operated by BFRI (hereinafter referred to as the "Restaurants", "Restaurant Operations"). Subsequent to March 31, 2004, two other Bickford's Restaurants, one in Seekonk, MA and the other in Burlington, MA, were sold and then leased back to the Company in April, as described in Note 8 to the Consolidated Financial Statements.

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

Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of March 31, 2004, and the results of their operations and cash flows for the three months ended March 31, 2004 and 2003, have been included in these unaudited consolidated financial statements. Readers of these financial statements are cautioned, however, the results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3.  Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share but also gives effect to the potential dilution that could occur if dilutive options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share was 4,012,000 for the three months ended March 31, 2004 and 2003, respectively. Options and warrants to purchase an aggregate 1,007,000 and 1,106,000 shares of Common Stock at March 31, 2004 and 2003, respectively, were not included in the diluted loss per share calculations for the three months then ended, since the effect of their exercise would have been anti-dilutive.

Note 4.  Notes Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls personally guaranteed the Cadmus and ELX notes receivable. Under the restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company held by these companies under Mr. Milley's control serve as the primary collateral. All interest and principal payable under these notes receivable is due on the maturity date at rates or rate formulas in effect prior to their restructuring. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at March 31, 2004 and December 31, 2003 has been reflected in the stockholders' equity section of the consolidated balance sheets as a $11,972,000 contra-equity entry. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory. Inventory is summarized in the following table.

                                              March 31,       December 31,
                                                2004              2003
                                            ------------      ------------
                                             (unaudited)
   Inventories:
     Raw materials and finished goods          9,154,000      $  8,459,000
     Work in process                           4,497,000         4,386,000
                                            ------------      ------------
                                            $ 13,651,000      $ 12,845,000
                                            ============      ============

Note 6.  Segment Reporting.

The Company has two reportable segments, restaurant operations and equipment manufacturing. The Company is primarily organized into two strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business unit requires different employee skills, technology and marketing strategies. As of March 31, 2004, the restaurant operations segment included 59 restaurants located in the New England States operating primarily under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The "Other" line items in the chart below include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments. Restaurants revenues and profit and, consequently the consolidated total revenue and profit, for the three months ended March 31, 2004 and 2003, includes gains from the sales of property and buildings totaling $56,000 and $15,000, respectively and losses from restaurant closures of $375,000 and $-0-, respectively.

Summarized financial information by business segment for the three months ended March 31, 2004 and 2003 is presented in the following table.

                                                2004              2003
                                            ------------      ------------

   Revenues from external customers:
     Restaurants                            $ 15,058,000      $ 15,922,000
     Equipment                                 7,707,000         7,394,000
                                            ------------      ------------
                                            $ 22,765,000      $ 23,316,000
                                            ============      ============

                                                2004              2003
                                            ------------      ------------

   Segment (loss) profit:
     Restaurants                            $ (1,443,000)     $   (763,000)
     Equipment                                   462,000           288,000
     Other                                      (260,000)         (313,000)
                                            ------------      ------------
                                            $ (1,241,000)     $   (788,000)
                                            ============      ============

   Segment assets:
     Restaurants                            $ 37,631,000      $ 38,127,000
     Equipment                                22,939,000        21,898,000
     Other                                    14,550,000        18,229,000
                                            ------------      ------------
                                            $ 75,120,000      $ 78,254,000
                                            ============      ============

There were no inter-segment sales or transfers during the first quarter ended March 31, 2004 or 2003. Segment (loss) or profit excludes interest income, interest expense, other income and expenses and taxes. "Segment assets - Other" consists principally of the Company's deferred tax asset and the deferred charge.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

Note 7.  Long-Term Debt.

In June of 2003, Bank of America N.A. ("BofA") assigned to Wells Fargo Foothill, Inc. ("WFF"), its rights and obligations under the Amended and Restated Loan and Security Agreement dated April 22, 2002, as amended ("BofA Agreement")

On January 30, 2004, the Company and WFF entered into a new $15.0 million Amended and Restated Loan and Security Agreement ("WFF Agreement"). The WFF Agreement provided waivers of certain 2003 covenant violations under the BofA Agreement and includes restated financial covenants for 2004 and beyond. The WFF Agreement consisted of a three-year $8.0 million line of credit, a three-year $4.5 million Term Loan A and a $2.5 million Term Loan B, which is due on December 31, 2004. The line of credit and Term Loan A bear interest at the Wells Fargo Bank, N.A., prime rate (the "Prime Rate") plus 3.5%. Term Loan A requires monthly principal payments of $125,000 beginning on March 1, 2004. Term Loan B bears interest at the Prime Rate plus 6%. In connection with the WFF Agreement, the Company became obligated to pay a closing fee of $150,000 in three equal installments of $50,000 on March 31, 2004 (which has been paid), June 30, 2004 and September 30, 2004. The WFF Agreement also contains a $75,000 anniversary fee each year. In addition, the Company paid a $500,000 fee related to Term Loan B, of which WFF rebated $400,000 in April 2004, as described in Note 8 to the Consolidated Financial Statements. Financial covenants consist of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for Bickford's and the Company, a maximum leverage ratio and a limit on capital expenditures. In addition, the WFF Agreement prohibits the Company from declaring or paying cash dividends. The maximum outstanding debt under the WFF Agreement is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of March 31, 2004, the borrowing base calculation resulted in a maximum debt of $11,600,000 million. The Company had $455,000 available for borrowing under the WFF Agreement at March 31, 2004 after reducing availability for outstanding contingent letters of credit of approximately $3.0 million. At March 31, 2004, the Company was not in compliance with the minimum required 2004 EBITDA covenant for the Bickford's business segment as described in the WFF Agreement. Subsequent to March 2004, the Company and WFF entered into the First Amendment to Restated Loan and Security Agreement, as described in
Note 8 to the Consolidated Financial Statements. Due to anticipated covenant violations in future months as currently structured in the WFF Agreement, the Company has reflected all WFF related debt as a current liability in the accompanying consolidating balance sheets. Subsequent to March 31, 2004, the Company did receive a waiver for the March 31, 2004 covenant violation.

Note 8.  Subsequent Events.

On April 21, 2004, Bickford's sold its restaurant located at 965 Fall River Avenue, Seekonk, Massachusetts (the "Seekonk Property") to The SBL Company LLC ("SBL") for approximately $1,200,000. The sale price was determined using an independent appraisal based upon an amount that was greater than the real estate alone and less than the maximum value of the real estate potential and was approved by the Board of Directors. SBL is owned by Alexander M. Milley, Chairman, Chief Executive Officer, President and a Director of the Company, Lawrence Pszenny, a Vice President of the Company, and Robert Germaine, a Vice President of the Company. Upon consummation of the sale of the Seekonk Property, SBL leased the Seekonk Property back to Bickford's for a term of fifteen years, with three five-year renewal options (the "Seekonk Lease"). Under the Seekonk Lease, the base annual rent for the Seekonk Property is $132,000. During the first two years of the term of the Seekonk Lease, Bickford's has the right to repurchase the Seekonk Property from SBL for $1,320,000. Thereafter, Bickford's may repurchase the Seekonk Property at the greater of: (a) the fair market value of the property; or (b) $1,320,000. In connection with the lease of the Seekonk Property, the Company was required to guaranty to SBL the prompt payment of all amounts and performance and observance of all other obligations to be paid, performed or observed by Bickford's under the Seekonk Lease. The Company anticipates no gain or loss will be recognized on the sale of the Seekonk Property.

On April 26, 2004, Bickford's sold its restaurant located at 6 Cambridge Street, Burlington, Massachusetts (the "Burlington Property") to Alexander Milley for approximately $1,000,000. Alexander Milley is the father of Alexander M. Milley, the Chairman, Chief Executive Officer, President and a Director of the Company. The sale price was determined using an independent appraisal based upon an amount that was greater than the real estate alone and less than the maximum value of the real estate potential and was approved by the Board of Directors. Upon consummation of the sale, Alexander Milley leased the Burlington Property back to Bickford's for a term of fifteen years, with three five-year renewal options (the "Burlington Lease"). The Burlington Lease provides that the base annual rent for the Burlington Property is $110,000. During the first two years of the Burlington Lease, Bickford's has the right to repurchase the Burlington Property from Alexander Milley for $1,100,000. Thereafter, Bickford's may repurchase the Burlington Property at the greater of: (a) the fair market value of the property; or (b) $1,100,000. The Company anticipates a gain of approximately $350,000 on the sale of the Burlington Property will be recognized as income over the term of the subsequent asset lease in proportion to the depreciation on the leased assets.

On April 21, 2004, the Company signed a First Amendment to Amended and Restated Loan and Security Agreement with WFF (the "First Amendment") under which WFF agreed to, among other things, for consideration of $100,000, to be paid in three monthly installments beginning upon execution, (1) extend the rebate date of $400,000 of the Term Loan B closing fee to April 30, 2004 (2) consent to the sale of the Seekonk Property, as aforementioned; (3) consent to the sale of the Burlington Property, as aforementioned; and (4) consent to an equipment and inventory purchase. The First Amendment also required that the Company apply the proceeds from the aforementioned sales of the Burlington Property and the Seekonk Property towards the remaining principal balance of Term Loan B with the excess proceeds being applied to Term Loan A. Term Loan B was completely repaid in April 2004 and Term Loan A was reduced approximately $197,000 as a result of applying proceeds from these two restaurant sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's revenues and expenses result from the operation of the Restaurant Operations and Cues Division and the Company's corporate expenses ("Corporate").

Comparison of First Quarter 2004 Results to First Quarter 2003 Results

Three-month sales decreased $551,000 and gross profit decreased $136,000 as compared to the corresponding period in the prior year. Selling, general and administrative expense increased $65,000, depreciation and amortization expense decreased $82,000, gains on sales of property and building increased $41,000, losses on restaurant closures increased $375,000, resulting in an operating income decrease of $453,000. Interest expense decreased $128,000, interest income decreased $26,000, other expense decreased $30,000 and income tax expense increased by $1,097,000. The Company recorded a net loss of $2,168,000 in the first three months of 2004 compared to a net loss of $750,000 in the corresponding period in the previous year.

Included in the results for the first three months of 2004 are losses from the restaurant closures totaling $375,000 as a result of closing the Stoneham, MA Restaurant.

Restaurant Operations. Restaurant sales decreased $864,000, or 5.4%, in the first quarter of 2004 compared to the same period in the prior year. Same store sales decreased $295,000, or 2.1%, in the first quarter of 2004 compared to 2003. Also contributing to the 2004 first quarter sales decrease were lost sales of $646,000 due to closed Restaurants and an increase in sales at non-comparable Restaurants of $77,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 8.3%, which was partially offset by menu price increases. During the first quarter of 2004, the average guest check increased $0.51 compared to the same period in the prior year. Unfortunately, the continuing weakness in the New England economy and an increase in competition during the first quarter of 2004 contributed significantly to the same store sales and customer count declines during the quarter.

The gross profit percentage decreased 3.1% from 4.9% to 1.8%, which along with the sales decrease caused restaurant gross profit to decrease $508,000, or 65.5%, in the first quarter of 2004 compared to the same period in 2003. The decline in customers and sales discussed above resulted in higher fixed, labor and variable costs as percentages of sales, which led to the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $78,000, or 13.1%, primarily due to a decrease in labor costs. Restaurant depreciation and amortization expense decreased by $69,000, or 7.3%, compared to the same period in the prior year. During the first quarter of 2004, the Restaurants recorded a loss of $375,000 from the closure of the Stoneham, MA Restaurant and $56,000 from a gain on the sale of the Brockton, MA Restaurant.

As a result of the above items, Restaurant operating loss increased $680,000, or 89.1%, during the first quarter of 2004 compared to the same period in the prior year. Excluding the 2004 gains from the sale of property and building and losses from restaurant closures, Restaurant operating loss increased $361,000, or 47.3%, during the first quarter of 2004 compared to the same period in the prior year.

Operationally, we have chosen to focus attention on improving the customers' experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements is being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products featuring high quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktails, fresh clams, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast menus are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution, we expect to attract new customers. Although it is taking some time to see results, we are optimistic that this strategy will have a positive impact on customer counts and profits going forward.

During the first quarter of 2004, the Company sold the Brockton, MA restaurant for approximately $1 million. This sale resulted in a gain of approximately $56,000. Proceeds from the sale were used to reduce our outstanding term debt and revolving line of credit under the WFF Agreement. In addition, the Company recorded total losses from the retirement of leasehold improvements and equipment in connection with the closing of the Stoneham, MA Restaurant of $375,000 during the first quarter of 2004.

Cues Division. Cues's sales increased $313,000, or 4.2%, in the first quarter of 2004 compared to the same period in the prior year. The gross profit percentage increased 3.7%, resulting in a gross profit increase of $372,000, or 18.6%, in the first quarter of 2004 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of a more favorable mix of products sold during the recent period. Selling, general and administrative expense increased $196,000, or 12.2%, in the first quarter of 2004, compared to the corresponding period in the prior year primarily due to an increase in administrative expenses including group insurance and travel related expenses. Depreciation and amortization expense decreased $13,000, or 11.3%, in the first quarter of 2004. Gains on sales of property and buildings decreased $15,000. As a result of the above items, operating income increased by $174,000, or 60.4%, in the first quarter of 2004 compared to the same period in 2003.

Corporate. Corporate general and administrative expenses decreased by $53,000, or 16.9%, during the first quarter of 2004 compared with the same period in 2003. This decrease was due to a decrease in professional fees partially offset by an increase in bank fees during the first quarter of 2004 compared to the first quarter of 2003.

Income Taxes. During the first quarter of 2004, the Company recorded consolidated income tax expense of $621,000 compared to a benefit of $476,000 in the first quarter of 2003. The income tax expense of $621,000 recorded in the first quarter of 2004 is a combination of the provision for income taxes provided for the taxable income generated by Cues division and the fact that no benefit was realized for the taxable loss generated by the Restaurant operation during the first quarter of 2004.

Earnings (Loss) Per Share. The basic and diluted loss per share for the first quarter ended March 31, 2004 were both $0.54 per share. The basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2004 were both 4,012,000. For the first quarter of 2003, the basic and diluted loss per share were both $0.19 per share, and there were basic and diluted weighted average shares of Common Stock outstanding of 4,012,000. The average market price per share for the first quarter of 2004 was $4.42 compared to an average of $2.79 in the corresponding period of 2003.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at March 31, 2004 and December 31 2003, were $696,000 and $733,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt under the WFF Agreement. The reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

In June of 2003, Bank of America N.A. ("BofA") assigned to Wells Fargo Foothill, Inc. ("WFF"), its rights and obligations under the BofA Agreement.

On January 30, 2004, the Company and WFF entered into the new $15.0 million WFF Agreement. The WFF Agreement provided waivers of certain 2003 covenant violations under the BofA Agreement and includes restated financial covenants for 2004 and beyond. The WFF Agreement consisted of a three-year $8.0 million line of credit, a three-year $4.5 million Term Loan A and a $2.5 million Term Loan B, which is due on December 31, 2004. The line of credit and Term Loan A bear interest at the Prime Rate plus 3.5%. Term Loan A requires monthly principal payments of $125,000 beginning on March 1, 2004. Term Loan B bears interest at the Prime Rate plus 6%. In connection with the WFF Agreement, the Company became obligated to pay a closing fee of $150,000 in three equal installments of $50,000 on March 31, 2004 (which has been paid), June 30, 2004 and September 30, 2004. The WFF Agreement also contains a $75,000 anniversary fee each year. In addition, the Company paid a $500,000 fee related to Term Loan B, of which WFF rebated $400,000 in April 2004, as described in Note 8 to the Consolidated Financial Statements above. Financial covenants consist of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for Bickford's and the Company, a maximum leverage ratio and a limit on capital expenditures. In addition, the Company's WFF Agreement prohibits the Company from declaring or paying cash dividends. The maximum outstanding debt under the WFF Agreement is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of March 31, 2004, the borrowing base calculation resulted in a maximum debt of $11,600,000 million. The Company had $455,000 available for borrowing under the WFF Agreement at March 31, 2004, after reducing availability for outstanding contingent letters of credit of approximately $3.0 million. At March 31, 2004, the Company was not in compliance with the terms and covenants of the WFF Agreement. Specifically, the Company failed to meet the minimum required 2004 EBITDA for the Bickford's business segment. Subsequent to March 2004, the Company and WFF entered into the First Amendment under the WFF Agreement, as described in Note 8 of the Notes to the Consolidated Financial Statements. Due to anticipated covenant violations in future months as currently structured in the WFF Agreement, the Company has reflected all WFF related debt as a current liability in the accompanying consolidating balance sheets. Subsequent to March 31, 2004, the Company did receive a waiver for the March 31, 2004 covenant violation.

During the first quarter of 2004, the Company used $1,194,000 of cash in operations, primarily as a result of increases in accounts receivable and inventory and the net operating loss. Borrowings under the line of credit of $2,221,000 and proceeds of $1,022,000 from the sale of a restaurant funded the use of cash in operations, the payment of $779,000 of fees related to the WFF Agreement, the purchase of $662,000 of property and equipment, repayments of long-term debt of $632,000 and repayments of $13,000 of capital lease obligations. During the first quarter of 2004, current assets increased by $1,727,000, primarily due to an increase in accounts receivable and inventories partially offset by a decrease in prepaid expenses, deferred tax asset and cash. Current liabilities increased $8,098,000 mainly due to an increase in accounts payable, accrued liabilities and the reclassification of substantially all of the bank debt as current, due to anticipated covenant violations in the existing WFF Agreement.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus cash available under the WFF Agreement will be sufficient to fund operations in the immediate future, including interest on bank debt. Subsequent to March 2004, the Company entered into the First Amendment under the WFF Agreement, as described in Note 8 to the Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2004, the Company has approximately $10.6 million in variable, market rate based debt outstanding. A 10% increase in interest rates would result in approximately $84,000 of additional interest expense annually based on the current borrowing levels.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1939, as amended (the "1934 Act") reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K.

              4.1* First Amendment to Amended and Restated Loan and Security Agreement dated as of April 21, 2004 between ELXSI, ELXSI (New Hampshire), Inc., Bickford's Restaurants, LLC, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc.

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


                                              ELXSI CORPORATION
                            ----------------------------------------------------
                                                (Registrant)



Date: May 14, 2004          /s/ ALEXANDER M. MILLEY
                            ----------------------------------------------------
                            Alexander M. Milley, Chairman of the Board,
                              President and Chief Executive Officer
                              (Principal Executive Officer)




Date: May 14, 2004          /s/ DAVID M. DOOLITTLE
                            ----------------------------------------------------
                            David M. Doolittle, Vice President,
                              Treasurer, Secretary and Chief Financial
                              Officer (Chief Accounting Officer and
                              Principal Financial Officer)