Form 10-Q
period 2004-06-30
ELXSI CORP /DE//
filed 2004-08-23
CIK 712843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2004
                                    ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


                         Commission file number  0-11877
                                                ---------


                                ELXSI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            77-0151523
  -------------------------------                          ------------------
  (State or other jurisdiction of                           (I.R.S. employer
   incorporation or organization)                          identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                  32805
-------------------------------------------------              ------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:   (407) 849-1090
                                                   --------------------


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

On August 11, 2004, the registrant had outstanding 4,012,197 shares of Common Stock, par value $0.001 per share.

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


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ELXSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                   A S S E T S

                                                                  June 30,     December 31,
                                                                    2004           2003
                                                                ------------   ------------
                                                                (Unaudited)
Current assets:

   Cash and cash equivalents                                    $        707   $        733

   Accounts receivable, less allowance for
     doubtful accounts of $283 and $217 in
     2004 and 2003, respectively                                       5,304          3,330

   Inventories                                                        14,142         12,845

   Prepaid expenses and other current assets                             946            859

   Deferred tax asset                                                  4,885          5,764
                                                                ------------   ------------

       Total current assets                                           25,984         23,531

Property, buildings and equipment, net                                28,464         30,537

Intangible assets, net                                                 1,742          1,757

Deferred tax asset - noncurrent                                       10,993         10,924

Deferred charge                                                        6,777          7,072

Other                                                                    997            484
                                                                ------------   ------------

       Total assets                                             $     74,957   $     74,305
                                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,     December 31,
                                                                    2004           2003
                                                                ------------   ------------
                                                                 (Unaudited)
Current liabilities:
   Accounts payable                                             $      7,616   $      3,276
   Accrued expenses                                                    6,910          5,863
   Capital lease obligations - current                                    55             51
   Current portion of long-term debt                                   3,309          4,009
                                                                ------------   ------------
       Total current liabilities                                      17,890         13,199

Capital lease obligations - non current                                  494            523
Long-term debt                                                         2,682          5,034
Other non current liabilities                                          5,715          3,638
                                                                ------------   ------------

       Total liabilities                                              26,781         22,394
                                                                ------------   ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, Series A Non-voting
   Convertible, par value $0.002 per share
    Authorized--5,000,000 shares
    Issued and outstanding--none                                          --             --
 Common stock, par value $0.001 per share
    Authorized--60,000,000 shares
    Issued and outstanding -- 4,012,197
      at June 30, 2004 and
      December 31, 2003                                                    4              4
 Additional paid-in capital                                          221,194        221,194
 Notes receivable - related parties                                  (11,972)       (11,972)
 Accumulated deficit                                                (160,847)      (157,255)
 Accumulated other comprehensive loss                                   (203)           (60)
                                                                ------------   ------------

       Total stockholders' equity                                     48,176         51,911
                                                                ------------   ------------

       Total liabilities and stockholders' equity               $     74,957   $     74,305
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


                                ELXSI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
                                  INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net sales                                       $     25,379    $     26,182    $     48,144    $     49,498

Costs and expenses:
   Cost of sales                                      21,392          22,066          41,522          42,611
   Selling, general and administrative                 3,388           2,753           5,969           5,269
   Depreciation and amortization                         963           1,040           1,939           2,098
                                                ------------    ------------    ------------    ------------
                                                      25,743          25,859          49,430          49,978
                                                ------------    ------------    ------------    ------------
Gain (loss) on sales and closure of
 property and buildings                                   --           1,053            (319)          1,068
                                                ------------    ------------    ------------    ------------

Operating (loss) income                                 (364)          1,376          (1,605)            588

Other income (expense):
   Interest income                                        --               1              --              27
   Interest expense                                     (284)           (558)           (590)           (992)
   Other                                                 (23)            (28)            (23)            (58)
                                                ------------    ------------    ------------    ------------

(Loss) income before income taxes                       (671)            791          (2,218)           (435)

(Provision) benefit for income taxes                    (753)           (291)         (1,374)            185
                                                ------------    ------------    ------------    ------------

Net (loss) income                                     (1,424)            500          (3,592)           (250)

Other comprehensive (loss) income net of tax:
 Foreign currency translation adjustment                 (34)             86            (143)             16
                                                ------------    ------------    ------------    ------------

Comprehensive (loss) income                     $     (1,458)   $        586    $     (3,735)   $       (234)
                                                ============    ============    ============    ============
Basic and diluted net (loss) income
 per common share:                              $      (0.36)   $       0.13    $      (0.90)   $      (0.06)
                                                ============    ============    ============    ============
Basic and diluted weighted average
 number of common and common
 equivalent shares                                     4,012           4,012           4,012           4,012
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


                                ELXSI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in Thousands, Except Common Shares)
                                   (Unaudited)

                                                                                               Accumulated
                                       Common Stock       Additional   Related      Accum-        Other
                                  ---------------------   Paid-In-      Party       ulated    Comprehensive
                                    Shares     Dollars    Capital       Notes       Deficit   Income (Loss)
                                  ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 2003      4,012,197   $       4   $ 221,194   $ (11,972)   $(157,255)   $     (60)
Foreign currency translation
 adjustment, net of tax                  --          --          --          --           --         (143)
Net loss                                 --          --          --          --       (3,592)          --
                                  ---------   ---------   ---------   ---------    ---------    ---------

Balance at June 30, 2004          4,012,197   $       4   $ 221,194   $ (11,972)   $(160,847)   $    (203)
                                  =========   =========   =========   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                           ---------------------------
                                                               2004            2003
                                                           ------------   ------------
Cash flows provided by (used in) operating activities:
Net loss                                                   $     (3,592)  $       (250)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                                  1,939          2,098
   Loss on restaurant closure                                       375             --
   Amortization of deferred debt costs                               68            295
   Gain on sales of property and building                           (56)        (1,053)

(Increase) decrease in assets:
   Accounts receivable                                           (1,974)        (1,034)
   Income tax receivable                                             --            221
   Inventories                                                   (1,297)         1,925
   Prepaid expenses and other current assets                        (87)          (667)
   Deferred tax asset                                               810           (969)
   Deferred charge                                                  295            492
   Other                                                           (344)          (248)
Increase (decrease) in liabilities:
   Accounts payable                                               4,340           (383)
   Accrued expenses                                               1,047            810
   Other non-current liabilities                                  2,077             --
                                                           ------------   ------------
   Net cash provided by operating activities                      3,601          1,237
                                                           ------------   ------------
Cash flows (used in) provided by investing activities:
   Purchase of property, building and equipment                  (1,192)        (2,355)
   Proceeds from the sale of property and building                1,022          2,380
                                                           ------------   ------------
     Net cash (used in) provided by investing activities           (170)            25
                                                           ------------   ------------
Cash flows used in financing activities:
   Net (repayments) borrowings on line of credit                 (6,749)           878
   Borrowings (payments) of long-term debt                        3,697         (1,877)
   Payment of deferred fees                                        (380)            --
   Net repayments of capital lease obligations                      (25)           (27)
                                                           ------------   ------------
   Net cash used in financing activities                         (3,457)        (1,026)
                                                           ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.


                                ELXSI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                           ---------------------------
                                                               2004            2003
                                                           ------------   ------------
(Decrease) increase in cash and cash equivalents                    (26)           236

Cash and cash equivalents, beginning of period                      733            777
                                                           ------------   ------------

Cash and cash equivalents, end of period                   $        707   $      1,013
                                                           ============   ============
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Income taxes                                             $        350   $        180
  Interest                                                          521            750

The accompanying notes are an integral part of these consolidated financial statements.

                                ELXSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
Note 1.  The Company

General. ELXSI Corporation (together with its subsidiaries, the "Company") operates principally through its two wholly-owned subsidiaries, ELXSI, a California corporation ("ELXSI"), and Bickford's Family Restaurants, Inc., a Delaware corporation ("BFRI"). Operations consist of the following business segments: a restaurant chain in New England, an equipment manufacturer in Orlando, Florida and a retail environment manufacturer and installer in Lincolnshire, Illinois.

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

During the first quarter of 2004, the Company sold one Bickford's Restaurant in Brockton, MA for approximately $1 million. This sale resulted in a gain of approximately $56,000. In addition, during the first quarter of 2004 the Company terminated the lease for its Stoneham, MA location and this location has been closed. The Company recorded total losses of $375,000 from the retirement of leasehold improvements and equipment in connection with the closing of this Restaurant.

In April 2004 the Company sold two other Bickford's Restaurants, one in Seekonk, MA ("the "Seekonk Property") and the other in Burlington, MA (the "Burlington Property"), for approximately $1.2 million and $1 million, respectively. The purchasers of the Seekonk and Burlington Properties then leased the properties back to the Company, as described in Note 8 to the Consolidated Financial Statements. Proceeds from all of the aforementioned sales were used to reduce the Company's outstanding term loans and revolving line of credit issued by Wells Fargo Foothill, Inc. ("WFF").

As of June 30, 2004, the Company had 59 restaurants owned and operated by BFRI (hereinafter referred to as the "Restaurants", "Restaurant Operations").

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

Retail Environment Manufacturer and Installer. On March 11, 2004, Cues entered into an asset purchase agreement to purchase certain assets of Contempo Design, Inc. (the "Contempo Assets") from Fleet Capital Corporation, Contempo's creditor, for $443,000 (the "Contempo Purchase"). The Company is using the Contempo Assets for the design, production and installation of cabinetry and kiosks and related products for retailers. Cues operates this business as a division called Custom Commercial Environments ("CCE").

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets acquired at the date of acquisition. No goodwill resulted from the acquisition.

The following table summarizes the estimate fair values of the assets acquired on the March 11, 2004 date of acquisition:

                 Inventory                $    189,000
                 Equipment                     254,000
                                          ------------
                                          $    443,000
                                          ============

Note 2.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the consolidated financial position of ELXSI Corporation and its subsidiaries as of June 30, 2004, and the results of their operations and cash flows for the six months ended June 30, 2004 and 2003, have been included in these unaudited consolidated financial statements. Readers of these financial statements are cautioned, however, that the results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Note 3.  Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings (loss) per share but also gives effect to the potential dilution that could occur if dilutive options or warrants to issue common stock were exercised. The weighted-average number of shares used in calculating diluted earnings (loss) per share was 4,012,000 for the three and six months ended June 30, 2004 and 2003, respectively. Options and warrants to purchase an aggregate 1,007,000 and 1,106,000 shares of Common Stock at June 30, 2004 and 2003, respectively, were not included in the diluted loss per share calculations for the three and six months then ended, since the effect of their exercise would have been anti-dilutive.

Note 4.  Notes Receivable - Related Party

As of December 31, 2001, the Company restructured the notes receivable from two related parties, ELX Limited Partnership ("ELX") and Cadmus Corporation ("Cadmus"). The due dates of the notes were extended to April 1, 2005 in exchange for collateralization of the notes receivable under pledge and security agreements. In addition, Alexander M. Milley, the Company's Chairman, President and Chief Executive Officer and most significant stockholder, and certain other entities that he controls personally guaranteed the Cadmus and ELX notes receivable. Under the restructured notes receivable, approximately 821,705 of issued and outstanding shares of Common Stock of the Company held by these companies under Mr. Milley's control serve as the primary collateral. All interest and principal payable under these notes receivable is due on the maturity date at rates or rate formulas in effect prior to their restructuring. As a result of these extensions and revisions in the underlying collateral, the aggregate balance of these notes receivable at June 30, 2004 and December 31, 2003 has been reflected in the stockholders' equity section of the consolidated balance sheets as a $11,972,000 contra-equity entry. Interest will be recorded as income when actually received, as the underlying collateral included in the pledge and security agreements will not support an increase to the related party notes receivable balance.

Note 5. Composition of Inventory. Inventory is summarized in the following table.

                                         June 30,     December 31,
                                           2004           2003
                                       ------------   ------------
                                       (unaudited)
Inventories:
  Raw materials and finished goods     $  9,294,000   $  8,459,000
  Work in process                         4,848,000      4,386,000
                                       ------------   ------------
                                       $ 14,142,000   $ 12,845,000
                                       ============   ============

Note 6.  Segment Reporting.

The Company has three reportable segments: restaurant operations, equipment manufacturing and a retail environment manufacturer and installer. The Company is primarily organized into three strategic business units, which have separate management teams and infrastructures and that offer different products and services. Each business unit requires different employee skills, technology and marketing strategies. As of June 30, 2004, the restaurant operations segment included 59 restaurants located in the New England States operating primarily under the Bickford's brand name. The equipment manufacturing segment produces sewer inspection equipment for sale to municipalities, contractors, and foreign governments. The retail environment manufacturing segment produces and installs branded environments for the retail, banking and corporate marketplace.

The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes, interest, non-recurring gains and losses and foreign exchange gains and losses.

There has been no significant difference in the basis of segmentation or in the measurement of segment profit since the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, except for the addition of the Company's retail environment manufacturing segment which the Company acquired in March 2004 (see Note 1). The "Other" line items in the chart below include corporate related items, results of insignificant operations and, as they relate to profit and losses, income and expense not allocated to reportable segments. Restaurants revenues and profit and, consequently the consolidated total revenue and profit for the six months ended June 30, 2004 and 2003, includes gains from the sales of property and buildings totaling $56,000 and $1,068,000, respectively and losses from restaurant closures of $375,000 and $-0-, respectively.

Summarized financial information by business segment for the six months ended June 30, 2004 and 2003 is presented in the following table.

                                           2004           2003
                                       ------------   ------------
Revenues from external customers:
  Restaurants                          $ 30,915,000   $ 33,582,000
  Equipment                              15,378,000     15,916,000
  Retail environments                     1,851,000             --
                                       ------------   ------------
                                       $ 48,144,000   $ 49,498,000
                                       ============   ============
Segment (loss) profit:
  Restaurants                          $ (2,045,000)  $    360,000
  Equipment                               1,250,000      1,014,000
  Retail environments                      (206,000)            --
  Other                                    (604,000)      (786,000)
                                       ------------   ------------
                                       $ (1,605,000)  $    588,000
                                       ============   ============
Segment assets:
  Restaurants                          $ 36,987,000   $ 37,346,000
  Equipment                              22,169,000     22,500,000
  Retail environments                     2,568,000             --
  Other                                  13,233,000     18,020,000
                                       ------------   ------------
                                       $ 74,957,000   $ 77,866,000
                                       ============   ============

Summarized financial information by business segment for the three months ended June 30, 2004 and 2003 is presented in the following table. Restaurants revenues and profit and, consequently the consolidated total revenue and profit for the three months ended June 30, 2004 and 2003, includes gains from the sales of property and buildings totaling $0 and $1,053,000, respectively.

                                           2004           2003
                                       ------------   ------------
Revenues from external customers:
  Restaurants                          $ 15,857,000   $ 17,660,000
  Equipment                               8,045,000      8,522,000
  Retail environments                     1,477,000             --
                                       ------------   ------------
                                       $ 25,379,000   $ 26,182,000
                                       ============   ============
Segment (loss) profit:
  Restaurants                          $   (602,000)  $  1,123,000
  Equipment                                 796,000        726,000
  Retail environments                      (214,000)            --
  Other                                    (344,000)      (473,000)
                                       ------------   ------------
                                       $   (364,000)  $  1,376,000
                                       ============   ============

There were no inter-segment sales or transfers during the three or six months ended June 30, 2004 or 2003. Segment (loss) or profit excludes interest income, interest expense, other income and expenses and taxes. "Segment assets - Other" consists principally of the Company's deferred tax asset and the deferred charge.

Foreign assets, revenues, and export sales each represent less than 10% of the Company's totals. No material amounts of the Company's sales are dependent upon a single customer.

Note 7.  Long-Term Debt.

In June 2003, Bank of America N.A. ("BofA") assigned to Wells Fargo Foothill, Inc. ("WFF"), its rights and obligations under the Amended and Restated Loan and Security Agreement dated April 22, 2002, as amended ("BofA Agreement").

On January 30, 2004, the Company and WFF entered into a new $15.0 million Amended and Restated Loan and Security Agreement ("WFF Agreement"). The WFF Agreement provided waivers of certain 2003 covenant violations under the BofA Agreement and included restated financial covenants for 2004 and beyond. The WFF Agreement consisted of a three-year $8.0 million line of credit, a three-year $4.5 million Term Loan A and a $2.5 million Term Loan B, which was repaid in full in April 2004. The line of credit and Term Loan A bear interest at the Wells Fargo Bank, N.A., prime rate (the "Prime Rate") plus 3.5%. Term Loan A requires monthly principal payments of $125,000 which began on March 1, 2004. Term Loan B bore interest at the Prime Rate plus 6%. In connection with the WFF Agreement, the Company became obligated to pay a closing fee of $150,000 in three equal installments of $50,000 on March 31, 2004, June 30, 2004 and September 30, 2004. The WFF Agreement also contains a $75,000 anniversary fee which must be paid each year. In addition, the Company paid a $500,000 fee related to Term Loan B, of which WFF rebated $400,000 in April 2004 when the Company fully repaid that loan. The financial covenants contained in the WFF Agreement, which have since been amended as discussed below, consist of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for Bickford's and the Company, a maximum leverage ratio and a limit on capital expenditures. In addition, the WFF Agreement prohibits the Company from declaring or paying cash dividends. The maximum outstanding debt under the WFF Agreement is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of June 30, 2004, the borrowing base calculation under the WFF Agreement, after giving effect to the amendments to the WFF Agreement discussed below resulted in a maximum debt of approximately $5.2 million. The Company had approximately $2.0 available for borrowing under the WFF Agreement at June 30, 2004 after reducing availability for outstanding contingent letters of credit of approximately $3.0 million.

The Company signed a First Amendment to Amended and Restated Loan and Security Agreement with WFF dated as of April 21, 2004 (the "First Amendment") under which WFF agreed to, among other things, for consideration of $100,000, to be paid in three monthly installments beginning upon execution, (1) extend the date upon which the Company could receive a $400,000 rebate from WFF if Term Loan B was paid in full by such date (which rebate the Company received when it paid off Term Loan B in Full in April 2004); (2) consent to the sale of the Seekonk and Burlington Properties, as discussed above and in Note 8; and (3) consent to the purchase of the Contempo Assets. The First Amendment also required that the Company apply the proceeds from the aforementioned sales of the Burlington Property and the Seekonk Property towards the remaining principal balance of Term Loan B with the excess proceeds being applied to Term Loan A. Term Loan B was completely repaid in April 2004 and Term Loan A was reduced by approximately $197,000 as a result of applying proceeds from these two restaurant sales.

The Company also signed a Second Amendment to Amended and Restated Loan and Security Agreement with WFF dated as of June 30, 2004 (the "Second Amendment"). Under the Second Amendment, WFF agreed to, among other things, for consideration of fees totaling $370,000 (some of which may be rebated to the Company by WFF, as discussed below) (the "Second Amendment Fees") provide a new $3.3 million Term Loan B (the "New Term Loan B") maturing on December 31, 2006. The proceeds of the New Term Loan B have been applied to reduce outstanding advances under the Company's line of credit with WFF. The New Term Loan B bears interest at the Prime Rate plus 6% and is repayable as follows: (i) $500,000 on September 30, 2004, (ii) $300,000 on November 30, 2004 and (iii) $500,000 on each of January 31, 2005, April 30, 2005, July 31, 2005, October 30, 2005 and December 31, 2005.
In addition, $320,000 of the Second Amendment Fees were added to the Term Loan B principal balance. $100,000 of the Second Amendment Fees will be rebated to the Company by WFF if all of the Company's obligations under the WFF agreement are repaid by June 30, 2005. The following portions of the Second Amendment Fees may also be rebated to the Company by WFF: (a) $200,000 will be rebated if the New Term Loan B is repaid in full by September 30, 2004; (b) $150,000 will be rebated if New Term Loan B is repaid in full by October 31, 2004; and (c) $100,000 will be rebated if the New Term Loan B is repaid in full by December 31, 2004. The Second Amendment also reduced the maximum amount that the Company can borrow under the Company's line of credit from $8,000,000 to $7,000,000. Furthermore, in the Second Amendment WFF waived all covenant violations by the Company under the WFF Agreement for all periods ended on or before May 31, 2004 and established new and revised financial covenants for the Company's minimum EBITDA, Bickford's minimum EBITDA, and maximum leverage ratios. As of June 30, 2004, the Company was in compliance with all covenants contained in the WFF Agreement, as amended.

Note 8.   Related Parties.

In April 2004, Bickford's sold the Seekonk Property to The SBL Company LLC ("SBL") for approximately $1,200,000. The sale price was determined using an independent appraisal based upon an amount that was greater than the real estate alone and less than the maximum value of the real estate potential and was approved by the Board of Directors. SBL is owned by Alexander M. Milley, Chairman, Chief Executive Officer, President and a Director of the Company, Lawrence Pszenny, a Vice President of the Company, and Robert Germaine, a Vice President of the Company. Upon consummation of the sale of the Seekonk Property, SBL leased the Seekonk Property back to BFRI for a term of fifteen years, with three five-year renewal options (the "Seekonk Lease"). Under the Seekonk Lease, the base annual rent for the Seekonk Property is $132,000. During the first two years of the term of the Seekonk Lease, BFRI has the right to repurchase the Seekonk Property from SBL for $1,320,000. Thereafter, BFRI may repurchase the Seekonk Property at the greater of: (a) the fair market value of the property; or (b) $1,320,000. In connection with the lease of the Seekonk Property, the Company was required to guaranty to SBL the prompt payment of all amounts and performance and observance of all other obligations to be paid, performed or observed by BFRI under the Seekonk Lease. The Company recognized no gain or loss on the sale of the Seekonk Property.

In April 2004, BFRI also sold the Burlington Property to Alexander Milley for approximately $1,000,000. Alexander Milley is the father of Alexander M. Milley, the Chairman, Chief Executive Officer, President and a Director of the Company. The sale price was determined using an independent appraisal based upon an amount that was greater than the real estate alone and less than the maximum value of the real estate potential and was approved by the Board of Directors. Upon consummation of the sale, Alexander Milley leased the Burlington Property back to BFRI for a term of fifteen years, with three five-year renewal options (the "Burlington Lease"). The Burlington lease provides that the base annual rent for the Burlington Property is $110,000. During the first two years of the Burlington Lease, BFRI has the right to repurchase the Burlington Property from Alexander Milley for $1,100,000. Thereafter, BFRI may repurchase the Burlington Property at the greater of: (a) the fair market value of the property; or (b) $1,100,000.

As a result of the repurchase options contained in the Seekonk and Burlington leases described above, the Company recorded the proceeds from the Seekonk Property and Burlington Property sales in accordance with finance lease accounting provisions. As a result the proceeds have been recorded as a long-term liability and the assets are still included in the accompanying balance sheet. Additionally, no gain was recognized on the sale of these properties. Future rent payments by the Company will reduce the long-term liability and a portion will be recorded as interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues and expenses result from the operation of the Restaurant Operations, Cues Division, CCE Division and the Company's corporate expenses ("Corporate").

COMPARISON OF FIRST HALF 2004 RESULTS TO FIRST HALF 2003 RESULTS

Six-month sales decreased $1,354,000 and gross profit decreased $265,000 as compared to the corresponding period in the prior year. Selling, general and administrative expense increased $700,000, depreciation and amortization expense decreased $159,000, gains on sales of property and building decreased $1,012,000, losses on restaurant closures increased $375,000, resulting in an operating income decrease of $2,193,000. Interest expense decreased $402,000, interest income decreased $27,000, other expense decreased $35,000 and income tax expense increased by $1,559,000. The Company recorded a net loss of $3,592,000 in the first half of 2004 compared to a net loss of $250,000 in the corresponding period in the previous year.

Included in the results for the first half of 2004 are losses from the closure of the Stoneham, MA Restaurant, totaling $375,000 and gains from the sale of property and building totaling $56,000 as a result of selling the Brockton, MA Restaurant.

Restaurant Operations. Restaurant sales decreased $2,667,000, or 7.9%, in the first half of 2004 compared to the same period in the prior year. Same store sales decreased $1,330,000, or 4.4%, in the first half of 2004 compared to the first half of 2003. Also contributing to the 2004 first quarter sales decrease were lost sales of $1,382,000 due to closed Restaurants which losses were partially offset by an increase in sales at non-comparable Restaurants of $45,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 9.4% during the first half of 2004, which was partially offset by menu price increases. During the first half of 2004, the average guest check increased $0.45 compared to the same period in the prior year. The Company believes that continuing weakness in the New England economy and an increase in competition during the first half of 2004 contributed significantly to the same store sales and customer count declines during the period.

The gross profit percentage decreased 3.3% from 7.1% to 3.8%, which along with the sales decrease caused Restaurant gross profit to decrease $1,191,000, or 50.2%, in the first half of 2004 compared to the same period in 2003. The decline in customers and sales discussed above resulted in higher fixed, labor and variable costs as percentages of sales, which led to the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of the new lunch and dinner menu items.

Selling, general and administrative expense decreased $6,000, or 0.5%, primarily due to a decrease in labor costs. Restaurant depreciation and amortization expense decreased by $152,000, or 8.1%, compared to the same period in the prior year. During the first half of 2004, the Restaurants recorded: (a) a loss of $375,000 from the closure of the Stoneham, MA Restaurant; and (b) a gain of $56,000 from the sale of the Brockton, MA Restaurant compared to a gain of $1,068,000 during the first half of 2003.

As a result of the above items, the Restaurant's operating loss increased $2,405,000, or 668.1%, during the first half of 2004 compared to the same period in the prior year. Excluding the 2004 gains from the sale of property and building and losses from restaurant closures and 2003 gains from the sales of property and buildings, the Restaurant's operating loss increased $1,033,000, or 149.1%, during the first half of 2004 compared to the same period in the prior year.

Operationally, we have chosen to focus attention on improving the customers' experience in order to reverse the continued negative customer count trend. A combination of food, service and facility improvements are being heavily emphasized throughout the chain. These improvements are not requiring significant capital expenditures. Recently, we introduced a selection of exciting new top quality dinner products featuring high quality fresh (never frozen) seafood, including broiled or fried haddock and scallop dinners, jumbo shrimp cocktails, fresh clams, lobster rolls and lobster casserole dinners along with a unique homemade fresh clam chowder. Breakfast menus are now featuring an already popular lobster omelet and lobster benedict dish. Complementing these items are high quality choice 12-ounce sirloin strip steaks and a totally fresh approach on all vegetables served. Our goal is to make Bickford's the best value, high quality lunch and dinner destination available in the New England market. By dramatically repositioning our lunch and dinner offerings and generally improving our execution, we expect to attract new customers. Although it is taking some time to see results, we are optimistic that this strategy will have a positive impact on customer counts and profits in the future.

During the first half of 2004, the Company sold one of its Brockton, MA restaurant for approximately $1 million. This sale resulted in a gain of approximately $56,000. The Company also recorded total losses of $375,000 from the retirement of leasehold improvements and equipment in connection with the closing of the Stoneham, MA Restaurant during this period. In addition, the Company sold two other Bickford's Restaurants, one in Seekonk, MA and the other in Burlington, MA, for approximately $1.2 million and $1 million, respectively. The new owners of these properties then leased these Restaurants back to the Company, as described in Note 8 to the Consolidated Financial Statements. The proceeds from these sales were used to reduce the Company's outstanding term debt and revolving line of credit under the WFF Agreement.

Cues Division. Cues's sales decreased $538,000, or 3.4%, in the first half of 2004 compared to the same period in the prior year. The gross profit percentage increased 4.0%, resulting in a gross profit increase of $460,000, or 10.2%, in the first half of 2004 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of a more favorable mix of products sold during the recent period. Selling, general and administrative expense increased $234,000, or 7.1%, in the first half of 2004, compared to the corresponding period in the prior year primarily due to an increase in administrative expenses including lease facility expense, health benefits and salary expense. Depreciation and amortization expense decreased $25,000, or 11.5%, in the first half of 2004. Losses on disposal of property and buildings decreased $15,000. As a result of the above items, operating income increased by $236,000, or 23.3%, in the first half of 2004 compared to the same period in 2003.

CCE Division. CCE contributed $1,851,000 in sales and incurred an operating loss of $206,000 from the period of its acquisition in March 2004 until June 30, 2004.

Corporate. Corporate general and administrative expenses decreased by $182,000, or 23.2%, during the first half of 2004 compared with the same period in 2003. This decrease was due to a decrease in professional fees and bank fees during the first half of 2004 compared to the first half of 2003.

Income Taxes. During the first half of 2004, the Company recorded consolidated income tax expense of $1,374,000 compared to a benefit of $185,000 in the first half of 2003. The income tax expense of $1,374,000 recorded in the first half of 2004 is a combination of the tax provision provided for the taxable income generated by Cues division and the fact that no tax benefit was realized for the loss generated by the Restaurant operation during the first half of 2004.

Earnings (Loss) Per Share. The basic and diluted loss per share for the first half of the year were both $0.90 per share. The basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2004 and 2003 were both 4,012,000. For the first half of 2003, the basic and diluted loss per share were both $0.06 per share. The average market price per share of Company Common Stock for the first half of 2004 was $4.23 compared to an average of $2.97 in the corresponding period of 2003.

COMPARISON OF SECOND QUARTER 2004 RESULTS TO SECOND QUARTER 2003 RESULTS

The 2004 second quarter sales decreased $803,000 and gross profit decreased $129,000 as compared to 2003 second quarter sales and gross profit figures. Selling, general and administrative expense increased $635,000, depreciation and amortization expense decreased $77,000 and gains on sales of property and buildings decreased $1,053,000, resulting in an operating loss increase of $1,740,000. Interest expense decreased $274,000, interest income decreased $1,000, other expense decreased $5,000 and income tax expense increased by $462,000 resulting in a net loss increase of $1,924,000. The Company recorded a net loss of $1,424,000 in the second quarter of 2004 compared to net income of $500,000 in the corresponding period in the previous year.

There were no gains or losses included in the second quarter 2004 results from the sales of property and buildings.

Restaurant Division. Restaurant sales decreased by $1,803,000, or 10.2%, in the second quarter of 2004 compared to the same period in the prior year. Same store sales decreased $1,035,000, or 6.6%, in the second quarter of 2004 compared to 2003. During the second quarter of 2004, the Company had lost sales of $737,000 due to closed Restaurants and decreased sales at new and non-comparable Restaurants of $31,000. The same store Restaurant sales decrease was mainly the result of a decrease in customer counts of 10.5%, which was partially offset by menu price increases. During the second quarter of 2004, the average guest check increased $0.37 compared to the same period in the prior year.

The gross profit percentage decreased 3.2% from 9.0% to 5.8%, which along with the sales decrease caused gross profit to decrease $683,000, or 42.8%, in the second quarter of 2004 compared to the same period in 2003. The decline in customers resulted in higher fixed, labor and variable costs as percentages of sales consequently creating the gross profit percentage decline. Food costs as a percentage of sales also increased primarily as a result of the higher cost of new lunch and dinner menu items.

Selling, general and administrative expense increased $72,000, or 12.2%.

Restaurant depreciation and amortization expense decreased by $83,000, or 8.9% during the second quarter of 2004 compared to the same period in the prior year.

There are no gains or losses included in the Restaurant's second quarter 2004 results from the sales of property and buildings compared to gains of $1,053,000 in the corresponding period in the prior year.

As a result of the above items, Restaurant operating income decreased $1,725,000, or 153.6%, during the second quarter ended June 30, 2004 compared to the same period in the prior year. Excluding the 2003 gains from the sales of property and buildings, Restaurant operating income decreased $672,000 during the second quarter of 2004 compared to the same period in the prior year.

Cues Division. Cues's sales decreased by $477,000, or 5.6%, in the second quarter of 2004 compared to the same period in the prior year mainly due to a decrease in sales of truck-mounted systems. The gross profit percentage increased 3.8% resulting in a gross profit increase of $162,000, or 6.4%, in the second quarter of 2004 compared to the same period in the prior year. The increase in the gross profit percentage was primarily the result of the more favorable mix of products sold. Selling, general and administrative expense increased $100,000, or 5.9%, in the second quarter of 2004 compared to the corresponding period in the prior year primarily due to a an increase in administrative expenses including leased facility expense and health benefits and salary expenses. Depreciation and amortization expense decreased $8,000, or 7.8% in the second quarter of 2004. As a result of the above items, operating income increased by $70,000, or 9.6%, in the second quarter of 2004 compared to the same period in 2003.

CCE Division. CCE contributed $1,477,000 in sales and incurred an operating loss of $214,000 during the second quarter of 2004. Since the Contempo Assets were acquired in March 2004, there were no comparable results during the prior year.

Corporate. Corporate general and administrative expenses decreased by $129,000, or 27.3%, during the second quarter of 2004 compared with the same period in 2003 due to the decrease in professional fees and bank fees.

Income Taxes. During the second quarter of 2004, the Company recorded a consolidated income tax expense of $753,000 compared to a consolidated tax expense of $291,000 in the second quarter of 2003. The increase in the tax expense resulted primarily from the increase in profit generated by the Cues division and the fact that no benefit was realized for the taxable loss generated by the Restaurant operation during the second quarter of 2004.

Earnings (Loss) Per Share. The basic and diluted loss per share for the second quarter ended June 30, 2004 were both $.36 per share. The basic and diluted weighted average number of shares outstanding for the three months ended June 30, 2004 and 2003 were both 4,012,000. For the second quarter of 2003, the basic and diluted income per share were both $.13 per share. The average market price per share of Company Common Stock for the second quarter of 2004 was $4.04 compared to an average of $3.16 in the corresponding period of 2003.

Liquidity and Capital Resources

Available Resources. The Company's consolidated cash positions at June 30, 2004 and December 31 2003, were $707,000 and $733,000, respectively. The Company has a cash management system whereby cash generated by operations is used to reduce bank debt under the WFF Agreement. The Company believe that the reduction of outstanding debt provides the Company with a reduction in interest expense greater than the interest income that cash could safely earn from alternative investments. Working capital needs, when they arise, are met by daily borrowings.

In June of 2003, BofA assigned to WFF, its rights and obligations under the BofA Agreement.

On January 30, 2004, the Company and WFF entered into a the WFF Agreement. The WFF Agreement provided waivers of certain 2003 covenant violations under the BofA Agreement and included restated financial covenants for 2004 and beyond. The WFF Agreement consisted of a three-year $8.0 million line of credit, a three-year $4.5 million Term Loan A and a $2.5 million Term Loan B, which was repaid in full in April 2004. The line of credit and Term Loan A bear interest at the Prime Rate plus 3.5%. Term Loan A requires monthly principal payments of $125,000 which began on March 1, 2004. Term Loan B bore interest at the Prime Rate plus 6%. In connection with the WFF Agreement, the Company became obligated to pay a closing fee of $150,000 in three equal installments of $50,000 on March 31, 2004, June 30, 2004 and September 30, 2004. The WFF Agreement also contains a $75,000 anniversary fee which must be paid each year. In addition, the Company paid a $500,000 fee related to Term Loan B, of which WFF rebated $400,000 in April 2004 when the Company fully repaid that loan. The financial covenants contained in the WFF Agreement, which have since been amended as discussed below, consist of minimum EBITDA for Bickford's and the Company, a maximum leverage ratio and a limit on capital expenditures. In addition, the WFF Agreement prohibits the Company from declaring or paying cash dividends. The maximum outstanding debt under the WFF Agreement is also limited by multiples of consolidated EBITDA under borrowing base calculations. As of June 30, 2004, the borrowing base calculation under the WFF Agreement, resulted in maximum debt of approximately $5.2 million. The Company had approximately $2.0 available for borrowing under the WFF Agreement at June 30, 2004 after reducing availability for outstanding contingent letters of credit of approximately $3.0 million.

The Company and WFF also signed the First Amendment under which WFF agreed to, among other things, for consideration of $100,000, to be paid in three monthly installments beginning upon execution, (1) extend the date upon which the Company could receive a $400,000 rebate from WFF if Term Loan B was paid in full by such date (which rebate the Company received when it paid off Term Loan B in Full in April 2004); (2) consent to the sale of the Seekonk and Burlington Properties, as discussed above and in Note 8; and (3) consent to the purchase of the Contempo Assets. The First Amendment also required that the Company apply the proceeds from the aforementioned sales of the Burlington Property and the Seekonk Property towards the remaining principal balance of Term Loan B with the excess proceeds being applied to Term Loan A. Term Loan B was completely repaid in April 2004 and Term Loan A was reduced by approximately $197,000 as a result of applying proceeds from these two restaurant sales.

The Company and WFF also signed the Second Amendment under which WFF agreed to, among other things, for consideration of the Second Amendment Fees (some of which may be rebated to the Company by WFF, as discussed below) to provide the $3.3 million New Term Loan B maturing on December 31, 2006. The proceeds of which have been applied to the outstanding advances under the Company's line of credit with WFF. The New Term Loan B bears interest at the Prime Rate plus 6% and is repayable as follows: (i) $500,000 on September 30, 2004, (ii) $300,000 on November 30, 2004 and (iii) $500,000 on each of January 31, 2005, April 30, 2005, July 31, 2005, October 30, 2005 and December 31, 2005. In addition, $320,000 of the Second Amendment Fees were added to the Term Loan B principal balance. $100,000 of the Second Amendment Fees will be rebated to the Company by WFF if all of the Company's obligations under the WFF agreement are repaid by June 30, 2005. The following portions of the Second Amendment Fees may also be rebated to the Company by WFF: (a) $200,000 will be rebated if the New Term Loan B is repaid in full by September 30, 2004; (b) $150,000 will be rebated if New Term Loan B is repaid in full by October 31, 2004; and (c) $100,000 will be rebated if the New Term Loan B is repaid in full by December 31, 2004. The Second Amendment also reduced the maximum amount that the Company can borrow under the Company's line of credit from $8,000,000 to $7,000,000. Furthermore, in the Second Amendment WFF waived all covenant violations by the Company under the WFF Agreement for all periods ended on or before May 31, 2004 and established new and revised financial covenants for the Company's minimum EBITDA, Bickford's minimum EBITDA, and maximum leverage ratios. As of June 30, 2004, the Company was in compliance with all covenants contained in the WFF Agreement, as amended.

During the first half of 2004, the Company generated $3,601,000 of cash from operations, primarily as a result of increases in accounts payable, accrued expenses and other non-current liabilities, which was partially offset by an increase in accounts receivable, inventory and the net operating losses. The Company used the cash generated from operations plus $1,022,000 of proceeds from the sale of Restaurants properties and buildings to purchase $1,192,000 of property, buildings and equipment, repay bank debt of $3,052,000, reduce capital lease financing by $25,000 and pay deferred fees of $380,000. During the first half of 2004, current assets increased by $2,453,000 primarily due to an increase in accounts receivable and inventory associated with the CCE Division and to a lesser amount increases associated with Cues accounts receivable and inventory. Current liabilities increased $4,691,000 mainly due to an increase in Bickford's and Cues accounts payable and accrued expenses partially offset by a decrease in current bank debt.

Future Needs For and Sources of Capital. Management believes that cash generated by operations plus anticipated proceeds from the sale of additional restaurant assets will be sufficient to fund operations in the immediate future, including interest and principal payments on bank debt incurred under the WFF Agreement.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 30, 2004, the Company has approximately $6 million in variable, market rate based debt outstanding. A 10% increase in interest rates would result in approximately $45,000 of additional interest expense annually based on the current borrowing levels.

ITEM 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the "1934 Act") reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-K.

                  4.1* Second Amendment to Amended and Restated Loan and Security Agreement dated as of June 30, 2004 between ELXSI, ELXSI (New Hampshire), Inc., Bickford's Restaurants, LLC, Bickford's Holdings Company, Inc., Bickford's Family Restaurants, Inc. and Wells Fargo Foothill, Inc.

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


                                               ELXSI CORPORATION
                                     -------------------------------------------
                                                 (Registrant)


Date: August 20, 2004                /s/ ALEXANDER M. MILLEY
                                     -------------------------------------------
                                     Alexander M. Milley, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: August 20, 2004                /s/ DAVID M. DOOLITTLE
                                     -------------------------------------------
                                     David M. Doolittle, Vice President,
                                      Treasurer, Secretary and Chief Financial
                                      Officer (Chief Accounting Officer and
                                      Principal Financial Officer)